Form 10-Q
period 2008-03-31
Entergy Texas, Inc.
filed 2008-06-27
CIK 1427437

__________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.
000-53134	ENTERGY TEXAS, INC. (a Texas corporation) 350 Pine Street Beaumont, Texas 77701 Telephone (409) 838-6631 61-1435798

__________________________________________________________________________________________

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Entergy Texas, Inc.			Ö

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

This Quarterly Report on Form 10-Q supplements and updates the Form 10 filed by Entergy Texas, Inc. with the SEC and should be read in conjunction therewith.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2008

FORWARD-LOOKING INFORMATION

In this report and from time to time, Entergy Texas makes statements concerning its expectations, beliefs, plans, objectives, goals, strategies, and future events or performance. Such statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "intends," "plans," "predicts," "estimates," and similar expressions are intended to identify forward-looking statements but are not the only means to identify these statements. Entergy Texas believes that these forward-looking statements and the underlying assumptions are reasonable, but it cannot provide assurance that they will prove correct. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made. Except to the extent required by the federal securities laws, Entergy Texas undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Forward-looking statements involve a number of risks and uncertainties. There are factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements, including those factors discussed or incorporated by reference in (a) Item 1A. Risk Factors in the Form 10, (b) Management's Financial Discussion and Analysis in the Form 10 and in this report, and (c) the following factors (in addition to others described elsewhere in this report and in subsequent securities filings):
  resolution of pending and future rate cases and negotiations, including implementation of Texas restructuring legislation, and other regulatory proceedings, including those related to Entergy's System Agreement, Entergy's utility supply plan and recovery of fuel and purchased power costs changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, the operations of the independent coordinator of transmission that includes Entergy's utility service territory, including Entergy Texas, and the application of more stringent transmission reliability requirements or market power criteria by the FERC the performance of Entergy Texas' generating plants and the other Entergy generating plants from which Entergy Texas has contracted to purchase power
  Entergy and Entergy Texas' ability to develop and execute on a point of view regarding future prices of electricity, natural gas, and other energy-related commodities the prices and availability of fuel and power Entergy Texas and Entergy's other Utility operating companies must purchase for their utility customers, and Entergy Texas' ability to meet credit support requirements for fuel and power supply contracts volatility and changes in markets for electricity, natural gas, uranium, and other energy-related commodities changes in law resulting from federal energy legislation
  changes in environmental, tax, and other laws, including requirements for reduced emissions of sulfur, nitrogen, carbon, mercury, and other substances variations in weather and the occurrence of hurricanes and other storms and disasters
  Entergy Texas' ability to manage its operation and maintenance costs
  Entergy Texas' ability to purchase and sell assets at attractive prices and on other attractive terms the economic climate, and particularly growth in Entergy Texas' service territory the effects of Entergy's strategies to reduce tax payments changes in the financial markets, particularly those affecting the availability of capital and Entergy Texas' ability to refinance existing debt and fund investments and acquisitions actions of rating agencies, including changes in the ratings of debt, changes in general corporate ratings, and changes in the rating agencies' ratings criteria changes in inflation and interest rates
  the effect of litigation and government investigations
  advances in technology
  the potential effects of threatened or actual terrorism and war
  Entergy and Entergy Texas' ability to attract and retain talented management and directors changes in accounting standards and corporate governance

DEFINITIONS

Certain abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym	Term
AEEC	Arkansas Electric Energy Consumers
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
APSC	Arkansas Public Service Commission
City Council	Council of the City of New Orleans, Louisiana
DOE	United States Department of Energy
EITF	FASB's Emerging Issues Task Force
Entergy	Entergy Corporation and its direct and indirect subsidiaries
Entergy Corporation	Entergy Corporation, a Delaware corporation and Entergy Texas' parent company
Entergy Gulf States, Inc.	Predecessor company for financial reporting purposes to Entergy Gulf States Louisiana that included the assets and business operations of both Entergy Gulf States Louisiana and Entergy Texas
Entergy Gulf States Louisiana

Entergy Gulf States Louisiana, L.L.C., a company created in connection with the jurisdictional separation of Entergy Gulf States, Inc. and the successor company to Entergy Gulf States, Inc. for financial reporting purposes. The term is also used to refer to the Louisiana jurisdictional business of Entergy Gulf States, Inc., as the context requires.

Entergy Texas

Entergy Texas, Inc., a company created in connection with the jurisdictional separation of Entergy Gulf States, Inc. The term is also used to refer to the Texas jurisdictional business of Entergy Gulf States, Inc., as the context requires.

EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FSP	FASB Staff Position
Form 10	General Form for Registration of Securities on Form 10 filed by Entergy Texas with the SEC
Grand Gulf	Unit No. 1 of Grand Gulf Steam Electric Generating Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power
IRS	Internal Revenue Service
kV	Kilovolt
kWh	Kilowatt-hour(s)
LDEQ	Louisiana Department of Environmental Quality
LPSC	Louisiana Public Service Commission
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatt(s)
MWh	Megawatt-hour(s)
Nelson Unit 6	Unit No. 6 (coal) of the Nelson Steam Electric Generating Station, 70% of which is co-owned by Entergy Gulf States Louisiana (57.5%) and Entergy Texas (42.5%)
Net MW in operation	Installed capacity owned or operated
NRC	Nuclear Regulatory Commission
OASIS	Open Access Same Time Information Systems

DEFINITIONS (Concluded)

PPA	Purchased power agreement
PRP	Potentially responsible party (a person or entity that may be responsible for remediation of environmental contamination)
PUCT	Public Utility Commission of Texas
PUHCA 1935	Public Utility Holding Company Act of 1935, as amended
PUHCA 2005	Public Utility Holding Company Act of 2005, which repealed PUHCA 1935, among other things
PURPA	Public Utility Regulatory Policies Act of 1978
River Bend	River Bend Steam Electric Generating Station (nuclear), owned by Entergy Gulf States Louisiana
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards as promulgated by the FASB
System Agreement	Agreement, effective January 1, 1983, as modified, among the Utility operating companies relating to the sharing of generating capacity and other power resources
System Energy	System Energy Resources, Inc.
TIEC	Texas Industrial Energy Consumers
Utility	Entergy's business segment that generates, transmits, distributes, and sells electric power, with a small amount of natural gas distribution
Utility operating companies	Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas
weather-adjusted usage	Electric usage excluding the effects of deviations from normal weather
White Bluff	White Bluff Steam Electric Generating Station, 57% owned by Entergy Arkansas

ENTERGY TEXAS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Jurisdictional Separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas

See Item 1 and Management's Financial Discussion and Analysis in the Form 10 for a discussion of the jurisdictional separation of Entergy Gulf States, Inc. into two vertically integrated utility companies, one operating under the sole retail jurisdiction of the PUCT, Entergy Texas, and the other operating under the sole retail jurisdiction of the LPSC, Entergy Gulf States Louisiana.

Because the jurisdictional separation was a transaction involving entities under common control, Entergy Texas recognized the assets and liabilities allocated to it at their carrying amounts in the accounts of Entergy Gulf States, Inc. at the time of the jurisdictional separation. Entergy Texas' financial statements contained herein report results of operations for 2007 as though the jurisdictional separation had occurred at the beginning of 2007.

Results of Operations

Net Income

Net income increased by $11.1 million primarily due to higher net revenue, partially offset by lower other income and higher interest and other charges.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing the first quarter of 2008 to the first quarter of 2007.

Amount
(In Millions)

2007 net revenue	$75.6
Fuel recovery	11.9
Securitization transition charge	4.9
Other	5.2
2008 net revenue	$97.6

The fuel recovery variance is primarily due to a reserve for potential rate refunds made in the first quarter 2007 as a result of a PUCT ruling related to the application of past PUCT rulings addressing transition to competition in Texas.

The securitization transition charge variance is primarily due to the issuance of securitization bonds. In June 2007, Entergy Gulf States Reconstruction Funding I, LLC (EGSRF I), a company wholly-owned and consolidated by Entergy Texas, issued securitization bonds and with the proceeds purchased from Entergy Texas the transition property, which is the right to recover from customers through a transition charge amounts sufficient to service the securitization bonds. See Note 5 to the financial statements in the Form 10 for additional information regarding the securitization bonds.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues decreased $22 million in the first quarter 2008 compared to the first quarter 2007 primarily due to the following reasons:

  a decrease of $63.4 million in fuel cost recovery revenues primarily due to interim fuel refunds to customers for fuel cost recovery over-collections through November 2007. The refund was distributed over a two-month period beginning February 2008. The interim refund and the PUCT approval is discussed in Note 2 to the financial statements in the Form 10;
  an increase of $21 million in affiliated wholesale revenue primarily due to increases in the cost of energy. Net wholesale revenue was slightly lower for the quarter; and
  implementation of an interim surcharge to collect $10.3 million in under-recovered incremental purchased capacity costs incurred through July 2007. The surcharge was collected over a two-month period beginning February 2008. The incremental capacity recovery rider and PUCT approval is discussed in Note 2 to the financial statements in the Form 10.

Fuel and purchased power expenses decreased primarily due to a decrease in deferred fuel expense as the result of lower fuel revenues as discussed above. The decrease was partially offset by an increase in associated purchased power expense as a result of the purchased power agreements between Entergy Gulf States Louisiana and Entergy Texas and an increase in gas expense due to increased generation and average market prices.

Other Income Statement Variances

Other income decreased primarily due to the absence of carrying charges on storm restoration costs that were approved by the PUCT in the first quarter 2007. In June 2007, EGSRF I issued securitization bonds and the carrying charges ended. The PUCT approval of carrying charges, the securitization filing and the approval for the recovery of reconstruction costs are discussed in Note 2 to the financial statements in the Form 10.

Interest and other charges increased primarily due to the increase in long-term debt outstanding as a result of the issuance of securitization bonds during the second quarter 2007, substantially offset by interest recorded on advances from independent power producers per a FERC order in the first quarter 2007. See Note 5 to the financial statements in the Form 10 for additional information regarding the securitization bonds.

Income Taxes

The effective income tax rate was 36.9% for the first quarter of 2008 and 40.1% for the first quarter of 2007. The difference in the effective income tax rate for the first quarter of 2008 versus the federal statutory rate of 35% is due to state income taxes, substantially offset by an adjustment of the federal income tax reserve for prior tax years and the amortization of investment tax credits. The difference in the effective income tax rate for the first quarter of 2007 is primarily due to book and tax differences related to the allowance for equity funds used during construction and the amortization of investment tax credits, partially offset by book and tax differences related to utility plant items.

Liquidity and Capital Resources

Cash Flow

Cash flows for the first quarters of 2008 and 2007 were as follows:
	2008	2007
	(In Thousands)

Cash and cash equivalents at beginning of period	$297,082	$77,115

Cash flow provided by (used in):
Operating activities	(32,790)	197,397
Investing activities	(64,937)	(173,501)
Financing activities	(150,000)	(14,568)
Net increase (decrease) in cash and cash equivalents	(247,727)	9,328

Cash and cash equivalents at end of period	$49,355	$86,443

Operating Activities

Operating activities used cash of $32.8 million for the first quarter 2008 compared to providing cash of $197.4 million for the first quarter 2007 primarily due to decreased recovery of deferred fuel costs and the timing of the collection of receivables from customers, partially offset by the timing of payments to vendors. The decreased fuel recovery was primarily caused by the $71 million fuel cost over-recovery refund that is discussed in Note 2 to the financial statements, in addition to the over-recovery of fuel costs in the first quarter 2007 compared to the first quarter 2008.

Investing Activities

Net cash flow used in investing activities decreased $108.6 million for the first quarter 2008 compared to the first quarter 2007 primarily due to money pool activity. Increases in Entergy Texas' receivable from the money pool are a use of cash flow, and Entergy Texas' receivable from the money pool increased by $30.4 million in the first quarter 2008 compared to increasing by $142.7 million in the first quarter 2007. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' need for external short-term borrowings.

Financing Activities

Net cash flow used in financing activities increased $135.4 million for the first quarter 2008 compared to the first quarter 2007 primarily due to $150 million of capital returned to Entergy Corporation in February 2008. After the effects of Hurricane Katrina and Hurricane Rita, Entergy Corporation made a $300 million capital contribution to Entergy Gulf States, Inc. in 2005, which was part of Entergy's financing plan that provided liquidity and capital resources to Entergy and its subsidiaries while storm restoration cost recovery was pursued.

Capital Structure

Entergy Texas' capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital ratio for Entergy Texas as of March 31, 2008 is primarily due to a decrease in shareholder's equity due to the $150 million of capital returned to Entergy Corporation in February 2008.

	March 31, 2008	December 31, 2007

Net debt to net capital	61.3%	52.6%
Effect of subtracting cash from debt	0.8%	5.9%
Debt to capital	62.1%	58.5%

Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable and long-term debt, including the currently maturing portion and also including the debt assumption liability. Capital consists of debt and shareholder's equity. Net capital consists of capital less cash and cash equivalents. Entergy Texas uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Texas' financial condition.

On June 2, 2008, under the terms of the debt assumption agreement between Entergy Texas and Entergy Gulf States Louisiana that is discussed in Note 5 to the financial statements in the Form 10, Entergy Texas repaid at maturity $148.8 million of Entergy Gulf States Louisiana first mortgage bonds, which results in a corresponding decrease in Entergy Texas' debt assumption liability.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10 for a discussion of Entergy Texas' uses and sources of capital. Following are updates to the information provided in the Form 10.

Entergy Texas' receivables from or (payables to) the money pool were as follows:

March 31, 2008	December 31, 2007	March 31, 2007	December 31, 2006
(In Thousands)

$184,609	$154,176	$239,968	$97,277

See Note 4 to the financial statements in the Form 10 for a description of the money pool.

As discussed in the Form 10, Entergy Texas has a credit facility in the amount of $100 million that will expire in August 2012. The facility became available to Entergy Texas on May 30, 2008, after the fulfillment of certain closing conditions, and no borrowings were outstanding under the facility as of March 31, 2008.

Hurricane Rita

See the Form 10 for a discussion of the effects of Hurricane Rita, which hit Entergy Texas' service territory in September 2005, which resulted in power outages, significant damage to electric distribution, transmission, and generation infrastructure, the temporary loss of sales and customers due to mandatory evacuations, and Entergy Texas' initiatives to recover storm restoration and business continuity costs and incremental losses.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10 for a discussion of transition to retail competition in Texas; state and local rate regulation; federal regulation; the Energy Policy Act of 2005; industrial and commercial customers; market and credit risk sensitive instruments; and environmental risks. Following are updates to the information disclosed in the Form 10.

State and Local Rate Regulation

Filings with the PUCT

Entergy Texas made a rate filing in September 2007 with the PUCT requesting an annual rate increase totaling $107.5 million, including a base rate increase of $64.3 million and riders totaling $43.2 million. The base rate increase includes a $12.2 million annual increase for the storm damage reserve. Entergy Texas requested an 11% return on common equity. In December 2007 the PUCT issued an order setting September 26, 2008 as the effective date for the rate change from the rate filing. In May 2008, Entergy Texas and certain parties in the rate case filed a non-unanimous settlement that provides for a $42.5 million base rate increase beginning in October 2008 and an additional $17 million base rate increase beginning in October 2009. The non-unanimous settlement also provides that $25 million of System Agreement rough production cost equalization payments will be retained by Entergy Texas to mitigate the effect on customers of the rate increase. The non-unanimous settlement further provides that an additional $17 million on an annual basis of System Agreement rough production cost equalization payments will be retained by Entergy Texas from January 2009 through September 2009 to mitigate the effect on customers of the base rate increase. The non-unanimous settlement also resolves the fuel reconciliation portion of the proceeding with no disallowances. The PUCT staff, the Texas Industrial Energy Consumers (TIEC), and the state of Texas did not join in the settlement and filed a separate agreement among them that provides for a rate decrease and a $4.7 million fuel cost disallowance. In May 2008 the ALJs issued an order stating that the proceeding will continue with Entergy Texas having the burden of proof to show that the non-unanimous settlement results in reasonable rates. The hearing on the merits of the non-unanimous settlement began on June 23, 2008 and is scheduled through July 2, 2008.

In January 2008, Entergy Texas made a compliance filing with the PUCT describing how its 2007 Rough Production Cost Equalization receipts under the System Agreement were allocated between Entergy Gulf States, Inc.'s Texas and Louisiana jurisdictions. Several parties have intervened in the proceeding. A hearing is scheduled in July 2008.

In October 2007, Entergy Texas filed a request with the PUCT to refund $45.6 million, including interest, of fuel cost recovery over-collections through September 2007. In January 2008, Entergy Texas filed with the PUCT a stipulation and settlement agreement among the parties that updated the over-collection balance through November 2007 and establishes a refund amount, including interest, of $71 million. The PUCT approved the agreement in February 2008. The refund was made over a two-month period beginning February 2008, but was reduced by $10.3 million of under-recovered incremental purchased capacity costs. Amounts refunded through the interim fuel refund are subject to final reconciliation in a future fuel reconciliation proceeding.

Federal Regulation

See the Form 10 for a discussion of federal regulatory proceedings. Following are updates to that discussion.

System Agreement Proceedings

Production Cost Equalization Proceeding Commenced by the LPSC

See the Form 10 for a discussion of the June 2005 FERC decision in the System Agreement litigation that had been commenced by the LPSC, which was essentially affirmed in the FERC's decision in a December 2005 order on rehearing. The LPSC, APSC, MPSC, and the AEEC appealed the FERC's decision to the United States Court of Appeals for the D.C. Circuit. Entergy and the City of New Orleans intervened in the various appeals. The D.C. Circuit issued its decision in April 2008. The D.C. Circuit affirmed the FERC's decision in most respects, but remanded the case to the FERC for further proceedings and reconsideration of its conclusion that it was prohibited from ordering refunds and its determination to implement the bandwidth remedy commencing with calendar year 2006 production costs (with the first payments/receipts commencing in June 2007), rather than commencing the remedy on June 1, 2005. The D.C. Circuit concluded the FERC had failed so far in the proceeding to offer a reasoned explanation regarding these issues. The LPSC has requested rehearing of the D.C. Circuit decision, arguing that the +/- 11% bandwidth imposed by the FERC is too wide.

Rough Production Cost Equalization Rates

See the Form 10 for a discussion of the proceeding in which Entergy filed the rates to implement the FERC's orders in the production cost equalization proceeding. Intervenor cross-answering testimony was filed during March and April 2008, in which the intervenors and FERC Staff advocate a number of positions on issues that affect the level of production costs the individual Utility operating companies are permitted to reflect in the bandwidth calculation, including the level of depreciation and decommissioning expense for nuclear facilities. The effect of the various positions would be to reallocate costs among the Utility operating companies. Additionally, the APSC, while not taking a position on whether Entergy Arkansas was imprudent for not exercising its right of first refusal to repurchase a portion of the Independence plant in 1996 and 1997 as alleged by the LPSC, alleges that if the FERC finds Entergy Arkansas to be imprudent for not exercising this option, the FERC should disallow recovery from customers by Entergy of approximately $43 million of increased costs. On April 28, 2008 the Utility operating companies filed rebuttal testimony refuting the allegations of imprudence concerning the decision not to acquire the portion of the Independence plant, explaining why the bandwidth payments are properly recoverable under the AmerenUE contract, and explaining why the positions of FERC Staff and intervenors on the other issues should be rejected. A hearing in this proceeding commenced on June 17, 2008.

Independent Coordinator of Transmission

In the FERC's April 2006 order that approved Entergy's ICT proposal, the FERC stated that the weekly procurement process (WPP) must be operational within approximately 14 months of the FERC order, or June 24, 2007, or the FERC may reevaluate all approvals to proceed with the ICT.  The Utility operating companies have been working with the ICT and a software vendor to develop the software and systems necessary to implement the WPP. The Utility operating companies also filed with the FERC in April 2007 a request to make certain corrections and limited modifications to the current WPP tariff provisions. The Utility operating companies have filed status reports with the FERC notifying the FERC that, due to unexpected issues with the development of the WPP software and testing, the WPP is still not operational. The Utility operating companies filed a revised tariff with the FERC on January 31, 2008 to address issues identified during the testing of the WPP. The Utility operating companies requested the FERC to rule on the proposed amendments by April 30, 2008 and allow them to go into effect May 11, 2008, following which the WPP would be expected to become operational. In May 2008, the FERC determined it would be premature to implement the WPP on May 11, 2008 as the WPP has not been shown to be just and reasonable. Accordingly, the FERC conditionally accepted and suspended Entergy's proposed tariff amendments for five months from the requested effective date, to become effective October 11, 2008, or on an earlier date, subject to refund and subject to a further order on proposed tariff revisions directed to be filed in the order. The FERC stated that it will consider allowing an effective date earlier than October 11, 2008, if the ICT agrees that the model is ready and Entergy files the required tariff revisions no later than 60 days before that date. The FERC also denied the requests for a technical conference at this time and indicated it will reassess the need for such a technical conference after the WPP is functioning.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10 for a discussion of the estimates and judgments necessary in Entergy Texas' accounting for the application of SFAS 71, unbilled revenue, and qualified pension and other postretirement benefits.

New Accounting Pronouncements

In March 2008 the FASB issued Statement of Financial Accounting Standards No. 161 "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161), which requires enhanced disclosures about an entity's derivative and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

(Page left blank intentionally)

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

			Increase/
Description	2008	2007	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$111	$133	($22)	(17)
Commercial	77	91	(14)	(15)
Industrial	104	108	(4)	(4)
Governmental	5	6	(1)	(17)
Total retail	297	338	(41)	(12)
Sales for resale
Associated companies	96	75	21	28
Non-associated companies	2	2	0	-
Other	2	4	(2)	(50)
Total	$397	$419	($22)	(5)

Billed Electric Energy
Sales (GWh):
Residential	1,212	1,236	(24)	(2)
Commercial	943	912	31	3
Industrial	1,544	1,384	160	12
Governmental	61	60	1	2
Total retail	3,760	3,592	168	5
Sales for resale
Associated companies	897	912	(15)	(2)
Non-associated companies	22	34	(12)	(35)
Total	4,679	4,538	141	3

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and 2007
Unaudited)

	2008	2007
	(In Thousands)

OPERATING REVENUES
Electric	$397,042	$419,388

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	68,894	167,241
Purchased power	225,404	175,010
Other operation and maintenance	38,421	41,951
Decommissioning	45	42
Taxes other than income taxes	13,600	13,133
Depreciation and amortization	18,365	17,134
Other regulatory charges - net	5,179	1,563
TOTAL	369,908	416,074

OPERATING INCOME	27,134	3,314

OTHER INCOME
Allowance for equity funds used during construction	576	1,220
Interest and dividend income	4,207	9,806
Miscellaneous - net	1,810	-
TOTAL	6,593	11,026

INTEREST AND OTHER CHARGES
Interest on long-term debt	19,962	16,117
Other interest - net	1,877	4,688
Allowance for borrowed funds used during construction	(327)	(796)
TOTAL	21,512	20,009

INCOME (LOSS) BEFORE INCOME TAXES	12,215	(5,669)

Income tax expense (benefit)	4,503	(2,273)

NET INCOME (LOSS)	$7,712	($3,396)

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
	(In Thousands)

OPERATING ACTIVITIES
Net income (loss)	$7,712	($3,396)
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Other regulatory charges - net	5,179	1,563
Depreciation, amortization, and decommissioning	18,410	17,176
Deferred income taxes, investment tax credits, and non-current taxes accrued	(9,253)	84,326
Changes in working capital:
Receivables	(40,877)	9,351
Fuel inventory	(4,759)	(2,758)
Accounts payable	51,381	(10,420)
Taxes accrued	7,172	17,250
Interest accrued	4,962	(23)
Deferred fuel costs	(73,939)	48,432
Other working capital accounts	5,345	973
Provision for estimated losses and reserves	(323)	737
Changes in other regulatory assets	4,321	(30,937)
Other	(8,121)	65,123
Net cash flow provided by (used in) operating activities	(32,790)	197,397

INVESTING ACTIVITIES
Construction expenditures	(26,728)	(34,809)
Allowance for equity funds used during construction	576	1,220
Insurance proceeds	-	2,779
Change in money pool receivable - net	(30,433)	(142,691)
Collections remitted to securitization recovery trust account	(8,352)	-
Net cash flow used in investing activities	(64,937)	(173,501)

FINANCING ACTIVITIES
Return of capital to parent	(150,000)	-
Dividends paid:
Common stock	-	(14,568)
Net cash flow used in financing activities	(150,000)	(14,568)

Net increase (decrease) in cash and cash equivalents	(247,727)	9,328

Cash and cash equivalents at beginning of period	297,082	77,115

Cash and cash equivalents at end of period	$49,355	$86,443

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$15,947	$19,746
Income taxes	($1,383)	$-

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,816	$10
Temporary cash investments - at cost,
which approximates market	47,539	297,072
Total cash and cash equivalents	49,355	297,082
Securitization recovery trust account	27,625	19,273
Accounts receivable:
Customer	49,643	61,108
Allowance for doubtful accounts	(585)	(918)
Associated companies	467,380	377,478
Other	32,046	35,048
Accrued unbilled revenues	26,517	30,974
Total accounts receivable	575,001	503,690
Deferred fuel costs	6,669	-
Accumulated deferred income taxes	24,757	24,507
Fuel inventory - at average cost	60,537	55,778
Materials and supplies - at average cost	30,082	31,454
Prepayments and other	11,680	14,756
TOTAL	785,706	946,540

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	875	863
Non-utility property - at cost (less accumulated depreciation)	1,951	2,030
Other	17,850	16,514
TOTAL	20,676	19,407

UTILITY PLANT
Electric	2,850,074	2,817,681
Construction work in progress	64,763	71,519
TOTAL UTILITY PLANT	2,914,837	2,889,200
Less - accumulated depreciation and amortization	1,059,489	1,043,183
UTILITY PLANT - NET	1,855,348	1,846,017

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	89,915	87,531
Other regulatory assets	637,581	645,941
Long-term receivables	1,284	1,284
Other	62,753	60,032
TOTAL	791,533	794,788

TOTAL ASSETS	$3,453,263	$3,606,752

See Notes to Financial Statements.

14

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY
March 31, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT LIABILITIES
Currently maturing portion of debt assumption liability	$309,123	$309,123
Accounts payable:
Associated companies	48,371	40,120
Other	124,047	80,917
Customer deposits	39,109	37,962
Taxes accrued	22,925	15,753
Interest accrued	33,011	28,049
Deferred fuel costs	-	67,270
Pension and other postretirement liabilities	1,236	1,236
System agreement cost equalization	92,225	92,225
Other	5,066	5,316
TOTAL	675,113	677,971

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	686,844	697,693
Accumulated deferred investment tax credits	25,325	25,724
Other regulatory liabilities	5,657	4,881
Asset retirement cost liabilities	3,111	3,066
Accumulated provisions	8,540	8,863
Pension and other postretirement liabilities	9,862	14,418
Long-term debt - assumption liability	769,971	769,971
Other long-term debt	333,885	333,892
Other	72,989	66,019
TOTAL	1,916,184	1,924,527

Commitments and Contingencies

SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 200,000,000 shares;
issued and outstanding 46,525,000 shares in 2008 and 2007	49,452	49,452
Paid-in capital	481,994	631,994
Retained earnings	330,520	322,808
TOTAL	861,966	1,004,254

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,453,263	$3,606,752

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS AND PAID-IN CAPITAL
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
	(In Thousands)

RETAINED EARNINGS
Retained Earnings - Beginning of period	$322,808	$306,266

Add:
Net Income (Loss)	7,712	(3,396)
	7,712	(3,396)

Deduct:
Dividends declared on common stock	-	14,568
Other deductions	-	384
	-	14,952

Retained Earnings - End of period	$330,520	$287,918

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$631,994	$632,222

Deduct:
Return of capital to parent	(150,000)	-

Paid-in capital - End of period	$481,994	$632,222

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. COMMITMENTS AND CONTINGENCIES

Entergy Texas is involved in a number of legal, regulatory, and tax proceedings before various courts, regulatory commissions, and governmental agencies in the ordinary course of business. While management is unable to predict the outcome of such proceedings, management does not believe that the ultimate resolution of these matters will have a material adverse effect on Entergy Texas' results of operations, cash flows, or financial condition. Entergy Texas discusses regulatory proceedings in Note 2 to the financial statements in the Form 10 and herein and discusses tax proceedings in Note 3 to the financial statements in the Form 10 and in Note 6 to the financial statements herein.

Conventional Property Insurance

See Note 6 to the financial statements in the Form 10 for information on Entergy's non-nuclear property insurance program. In April 2008, Entergy received from its primary insurer $53.6 million of additional insurance proceeds on its Hurricane Katrina claim, and all of the April 2008 proceeds were allocated to Entergy New Orleans.

Employment and Labor-Related Proceedings

Entergy Texas and other Entergy subsidiaries are responding to various lawsuits in both state and federal courts and to other labor-related proceedings filed by current and former employees and third parties not selected for open positions. These actions include, but are not limited to, allegations of wrongful employment actions; wage disputes and other claims under the Fair Labor Standards Act or its state counterparts; claims of race, gender and disability discrimination; disputes arising under collective bargaining agreements; unfair labor practice proceedings and other administrative proceedings before the National Labor Relations Board; claims of retaliation; and claims for or regarding benefits under various Entergy Corporation sponsored plans. Entergy Texas and the other Entergy subsidiaries are responding to these suits and proceedings and deny liability to the claimants.

Asbestos and Hazardous Material Litigation

See Note 6 to the financial statements in the Form 10 for information regarding asbestos and hazardous material litigation affecting Entergy Texas.

NOTE 2. RATE AND REGULATORY MATTERS

Regulatory Assets

Other Regulatory Assets

See Note 2 to the financial statements in the Form 10 for information regarding regulatory assets reflected on the balance sheet of Entergy Texas.

Fuel and purchased power cost recovery

See Note 2 to the financial statements in the Form 10 for information regarding fuel proceedings involving Entergy Texas. Following are updates to that information.

In January 2008, Entergy Texas made a compliance filing with the PUCT describing how its 2007 Rough Production Cost Equalization receipts under the System Agreement were allocated between Entergy Gulf States, Inc.'s Texas and Louisiana jurisdictions. Several parties have intervened in the proceeding. A hearing is scheduled in July 2008.

In October 2007, Entergy Texas filed a request with the PUCT to refund $45.6 million, including interest, of fuel cost recovery over-collections through September 2007. In January 2008, Entergy Texas filed with the PUCT a stipulation and settlement agreement among the parties that updated the over-collection balance through November 2007 and establishes a refund amount, including interest, of $71 million. The PUCT approved the agreement in February 2008. The refund was made over a two-month period beginning February 2008, but was reduced by $10.3 million of under-recovered incremental purchased capacity costs. Amounts refunded through the interim fuel refund are subject to final reconciliation in a future fuel reconciliation proceeding.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10 for information regarding retail rate proceedings involving Entergy Texas. The following are updates to the Form 10.

Filings with the PUCT and Texas Cities

Entergy Texas made a rate filing in September 2007 with the PUCT requesting an annual rate increase totaling $107.5 million, including a base rate increase of $64.3 million and riders totaling $43.2 million. The base rate increase includes a $12.2 million annual increase for the storm damage reserve. Entergy Texas requested an 11% return on common equity. In December 2007 the PUCT issued an order setting September 26, 2008 as the effective date for the rate change from the rate filing. In May 2008, Entergy Texas and certain parties in the rate case filed a non-unanimous settlement that provides for a $42.5 million base rate increase beginning in October 2008 and an additional $17 million base rate increase beginning in October 2009. The non-unanimous settlement also provides that $25 million of System Agreement rough production cost equalization payments will be retained by Entergy Texas to mitigate the effect on customers of the rate increase. The non-unanimous settlement further provides that an additional $17 million on an annual basis of System Agreement rough production cost equalization payments will be retained by Entergy Texas from January 2009 through September 2009 to mitigate the effect on customers of the base rate increase. The non-unanimous settlement also resolves the fuel reconciliation portion of the proceeding with no disallowances. The PUCT staff, the Texas Industrial Energy Consumers (TIEC), and the state of Texas did not join in the settlement and filed a separate agreement among them that provides for a rate decrease and a $4.7 million fuel cost disallowance. In May 2008 the ALJs issued an order stating that the proceeding will continue with Entergy Texas having the burden of proof to show that the non-unanimous settlement results in reasonable rates. The hearing on the merits of the non-unanimous settlement began on June 23, 2008 and is scheduled through July 2, 2008.

Electric Industry Restructuring in Texas

Refer to Note 2 to the financial statements in the Form 10 for a discussion of electric industry restructuring activity that involves Entergy Texas.

NOTE 3. LINES OF CREDIT, RELATED SHORT-TERM BORROWINGS, AND LONG-TERM DEBT

The short-term borrowings of Entergy Texas are limited to amounts authorized by the FERC. The current FERC-authorized limits are effective through November 8, 2009. In addition to borrowings from commercial banks, Entergy Texas is authorized under a FERC order to borrow from the Entergy System money pool. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' dependence on external short-term borrowings. Borrowings from the money pool and external borrowings combined may not exceed the FERC authorized limits. The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings for Entergy Texas as of March 31, 2008:

	Authorized	Borrowings
	(In Millions)

Entergy Texas	$200	$-

As discussed in the Form 10, Entergy Texas has a credit facility in the amount of $100 million that will expire in August 2012. The facility became available to Entergy Texas on May 30, 2008, after the fulfillment of certain closing conditions, and no borrowings were outstanding under the facility as of March 31, 2008.

NOTE 4. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

Components of Net Pension Cost

Entergy Texas' qualified pension cost, including amounts capitalized, for the first quarters of 2008 and 2007, included the following components:

	2008	2007
	(In Thousands)

Service cost - benefits earned during the period	$968	$1,012
Interest cost on projected benefit obligation	3,882	3,439
Expected return on assets	(5,047)	(4,536)
Amortization of prior service cost	80	133
Amortization of loss	156	262
Net pension costs	$39	$310

Entergy Texas recognized $227 thousand and $231 thousand in pension cost for its non-qualified pension plans in the first quarters of 2008 and 2007, respectively.

Components of Net Other Postretirement Benefit Cost

Entergy Texas' other postretirement benefit cost, including amounts capitalized, for the first quarters of 2008 and 2007, included the following components:
	2008	2007
	(In Thousands)

Service cost - benefits earned during the period	$606	$500
Interest cost on APBO	1,440	1,260
Expected return on assets	(1,885)	(1,697)
Amortization of transition obligation	66	67
Amortization of prior service cost	72	72
Amortization of loss	357	349
Net other postretirement benefit cost	$656	$551

Employer Contributions

Based on current assumptions, Entergy Texas expects to contribute $20.8 million to its qualified pension plans in 2008. As of the end of May 2008, Entergy Texas had contributed $7.6 million to its pension plans. Therefore, Entergy Texas presently anticipates contributing an additional $13.2 million to fund its qualified pension plans in 2008.

Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act)

Based on actuarial analysis, the estimated impact of future Medicare subsidies reduced the December 31, 2007 Accumulated Postretirement Benefit Obligation (APBO) by $15.3 million, and reduced the first quarter 2008 and 2007 other postretirement benefit cost by $263 thousand and $172 thousand, respectively.

For further information on the Medicare Act refer to Note 8 to the financial statements in the Form 10.

NOTE 5. BUSINESS SEGMENT INFORMATION

Entergy Texas has one reportable segment, which is an integrated utility business. Entergy Texas' operations are managed on an integrated basis because of the substantial effect of cost-based rates and regulatory oversight on its business process, cost structures, and operating results.

NOTE 6. INCOME TAXES

Income Tax Audits and Litigation

See Note 3 to the financial statements in the Form 10 for a discussion of pending income tax audits and litigation.

NOTE 7. BASIS OF PRESENTATION

Prior to December 31, 2007, the operations of Entergy Texas were part of Entergy Gulf States, Inc., a public utility company engaged in the generation, distribution and sale of electric energy, having substantially all its operations in the States of Texas, subject to the retail jurisdiction of the PUCT, and Louisiana, subject to the retail jurisdiction of the LPSC. Effective December 31, 2007, Entergy Gulf States, Inc. completed a jurisdictional separation into two vertically integrated utility companies, one operating under the sole retail jurisdiction of the PUCT, Entergy Texas, and the other operating under the sole retail jurisdiction of the LPSC, Entergy Gulf States Louisiana. Entergy Texas now owns all Entergy Gulf States, Inc. distribution and transmission assets located in Texas, the gas-fired generating plants located in Texas, undivided 42.5% ownership shares of Entergy Gulf States, Inc.'s 70% ownership interest in Nelson 6 and 42% ownership interest in Big Cajun 2, Unit 3, which are coal-fired generating plants located in Louisiana, and other assets and contract rights to the extent related to utility operations in Texas. Entergy Gulf States Louisiana now owns all of the remaining assets that were owned by Entergy Gulf States, Inc.  On a book value basis, approximately 58.1% of the Entergy Gulf States, Inc. assets were allocated to Entergy Gulf States Louisiana and approximately 41.9% were allocated to Entergy Texas.

Because the jurisdictional separation was a transaction involving entities under common control, Entergy Texas recognized the assets and liabilities allocated to it at their carrying amounts in the accounts of Entergy Gulf States, Inc. at the time of the jurisdictional separation. Entergy Texas' financial statements herein report results of operations for 2007 as though the jurisdictional separation had occurred at the beginning of 2007. Financial information presented for prior periods have also been presented on that basis to furnish comparative information.

NOTE 8. NEW ACCOUNTING PRONOUNCEMENTS

In March 2008 the FASB issued Statement of Financial Accounting Standards No. 161 "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161), which requires enhanced disclosures about an entity's derivative and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

__________________________________

In the opinion of the management of Entergy Texas, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals and reclassification of previously reported amounts to conform to current classifications) necessary for a fair statement of the results for the interim periods presented. The business of Entergy Texas is subject to seasonal fluctuations, however, with the peak periods occurring during the third quarter. The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2008, evaluations were performed under the supervision and with the participation of Entergy Texas management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO). The evaluations assessed the effectiveness of Entergy Texas' disclosure controls and procedures. Based on the evaluations, the CEO and CFO have concluded that Entergy Texas' disclosure controls and procedures are effective to ensure that information required to be disclosed by Entergy Texas in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that Entergy Texas' disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to Entergy Texas' management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

ENTERGY CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Item 1, "Environmental Regulation" and "Litigation" in the Form 10 for a discussion of legal, administrative, and other regulatory proceedings affecting Entergy Texas.

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in "Item 1A, Risk Factors" in the Form 10.

Item 5. Other Information

Franchises and Certificates

As discussed in the Form 10, on December 28, 2007, the Texas Industrial Energy Consumers (TIEC) filed a petition asking the PUCT to declare that Entergy Gulf States, Inc. was required to obtain prior PUCT approval in connection with Entergy Texas' acquisition of its certificate of convenience and necessity as part of the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Texas and Entergy Gulf States Louisiana.  The TIEC further requested that the PUCT declare Entergy Texas' acquisition of the certificate of convenience and necessity null and void if it occurred without prior PUCT approval.  Entergy Texas filed responses challenging the TIEC's petition and requesting dismissal of the petition. The PUCT staff in a pleading in the proceeding stated its view that no approval by the PUCT of the jurisdictional separation was necessary. The ALJ declined a request to dismiss TIEC's petition, and the PUCT did not vote to hear Entergy Texas' appeal of the ALJ's order.

To resolve expeditiously any outstanding related issues, on March 31, 2008, Entergy Texas filed a request with the PUCT for approval of the allocation to Entergy Texas of the certificate of convenience and necessity to the extent the PUCT finds such an approval is necessary. On May 8, 2008, the ALJ issued an order consolidating the TIEC proceeding discussed above with this proceeding because the filings share threshold issues. On May 16, 2008, the ALJ certified two issues for the PUCT to consider that relate to whether Entergy Gulf States, Inc. needed to obtain PUCT approval with regard to allocating its certificate of convenience and necessity to Entergy Texas. In June 2008 the PUCT determined that the legislation authorizing the completion of the jurisdictional separation of Entergy Gulf States, Inc. into two separate companies contemplated Entergy Texas' succession to Entergy Gulf States, Inc.'s rights under the certificate of convenience and necessity without further regulatory approval.

Environmental Regulation

Ozone Non-attainment

Entergy Texas operates fossil-fueled generating units in geographic areas that are not in attainment of the currently-enforced national ambient air quality standards for ozone. Texas non-attainment areas that affect Entergy Texas are the Houston-Galveston and the Beaumont-Port Arthur areas. Areas in non-attainment are classified as "marginal", "moderate," "serious," or "severe." When an area fails to meet the ambient air standard, the EPA requires state regulatory authorities to prepare state implementation plans meant to cause progress toward bringing the area into attainment with applicable standards.

In April 2004, the EPA issued a final rule, effective June 2005, revoking the 1-hour ozone standard, including designations and classifications. In a separate action over the same period, the EPA enacted 8-hour ozone non-attainment classifications and stated that areas designated as non-attainment under a new 8-hour ozone standard shall have one year to adjust to the new requirements with submittal of a new attainment plan. For Texas, the Beaumont-Port Arthur area is currently classified as a "marginal" (rather than "serious") non-attainment area under the new standard with an attainment date of June 15, 2007. On March 18, 2008 the EPA published a notice that the Beaumont-Port Arthur area had failed to meet the standard by the attainment date and was proceeding with a "bump-up" of the area to the next higher non-attainment level. The

Houston-Galveston area is now classified as "moderate" non-attainment under the new standard with an attainment date of June 15, 2010. On June 15, 2007, the Texas governor petitioned the EPA to reclassify the Houston-Galveston area from "moderate" to "severe" with an attainment date of June 15, 2019. EPA consideration of the petition is still pending.

In December 2006, the EPA's revocation of the 1-hour ozone standard was rejected by the courts. As a result, numerous requirements can return for areas that fail to meet 1-hour ozone levels by dates set by the law. These requirements include the potential to increase fees significantly for plants operating in these areas. In addition, it is possible that new emission controls may be required. Specific costs of compliance cannot be estimated at this time, but Entergy is monitoring development of the respective state implementation plans and will develop specific compliance strategies as the plans move through the adoption process.

On March 12, 2008 the EPA reduced the National Ambient Air Quality Standard for ozone, which will in turn place additional counties and parishes in which Entergy operates in nonattainment status. States will develop State Implementation Plans that outline control requirements to enable these counties and parishes to reach attainment status. Entergy facilities in these areas will be subject to installation of NOx controls, but the degree of control will not be known until the State Implementation Plans are developed. Entergy will monitor and be involved in the State Implementation Plans development process in states where Entergy has facilities.

Earnings Ratios

Entergy Texas has calculated ratios of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					March 31,
	2003	2004	2005	2006	2007	2008

Entergy Texas	1.21	2.07	2.06	2.12	2.07	2.27

Item 6. Exhibits *

4(a)	Instrument of Correction dated March 20, 2008, to Debt Assumption Agreement dated as of December 31, 2007, between Entergy Gulf States Louisiana, L.L.C. and Entergy Texas, Inc.

4(b)	Act of Correction to Mortgage and Security Agreement dated March 20, 2008, between Entergy Gulf States Louisiana, L.L.C. and Entergy Texas, Inc.

4(c)	First Amendment to Mortgage, Deed of Trust, and Security Agreement dated March 20, 2008, among Entergy Gulf States Louisiana, L.L.C., Entergy Texas, Inc., and Mark G. Otts, as Trustee.

10(a)	Assumption Agreement dated as of May 30, 2008, among Entergy Texas, Inc., Entergy Gulf States Louisiana, L.L.C., and Citibank, N.A., as administrative agent.

12(a)	Computation of Ratios of Earnings to Fixed Charges, as defined.

31(a)	Rule 13a-14(a)/15d-14(a) Certification.

31(b)	Rule 13a-14(a)/15d-14(a) Certification.

32(a)	Section 1350 Certification.

32(b)	Section 1350 Certification.

__________________________________________________

*

Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended March 31, 2008, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended March 31, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERGY TEXAS, INC.
/s/ Theodore H. Bunting, Jr.
Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer (For the Registrant and as Principal Accounting Officer)

Date: June 26, 2008