Form 10-Q
period 2008-06-30
Entergy Texas, Inc.
filed 2008-08-08
CIK 1427437

__________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.	Commission File Number	Registrant, State of Incorporation, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.
1-11299	ENTERGY CORPORATION (a Delaware corporation) 639 Loyola Avenue New Orleans, Louisiana 70113 Telephone (504) 576-4000 72-1229752	1-31508	ENTERGY MISSISSIPPI, INC. (a Mississippi corporation) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000 64-0205830

1-10764	ENTERGY ARKANSAS, INC. (an Arkansas corporation) 425 West Capitol Avenue Little Rock, Arkansas 72201 Telephone (501) 377-4000 71-0005900	0-5807	ENTERGY NEW ORLEANS, INC. (a Louisiana corporation) 1600 Perdido Street, Building 505 New Orleans, Louisiana 70112 Telephone (504) 670-3700 72-0273040

333-148557	ENTERGY GULF STATES LOUISIANA, L.L.C. (a Louisiana limited liability company) 446 North Boulevard Baton Rouge, Louisiana 70802 Telephone (800) 368-3749 74-0662730	000-53134	ENTERGY TEXAS, INC. (a Texas corporation) 350 Pine Street Beaumont, Texas 77701 Telephone (409) 838-6631 61-1435798

1-32718	ENTERGY LOUISIANA, LLC (a Texas limited liability company) 446 North Boulevard Baton Rouge, Louisiana 70802 Telephone (225) 381-5868 75-3206126	1-9067	SYSTEM ENERGY RESOURCES, INC. (an Arkansas corporation) Echelon One 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000 72-0752777

__________________________________________________________________________________________

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Entergy Corporation	Ö
Entergy Arkansas, Inc.			Ö
Entergy Gulf States Louisiana, L.L.C.			Ö
Entergy Louisiana, LLC			Ö
Entergy Mississippi, Inc.			Ö
Entergy New Orleans, Inc.			Ö
Entergy Texas, Inc.			Ö
System Energy Resources, Inc.			Ö

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at July 31, 2008
Entergy Corporation	($0.01 par value)	191,574,567

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company reports herein only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Entergy Annual Report on Form 10-K for the calendar year ended December 31, 2007, the Entergy Texas Form 10, and the Entergy and Entergy Texas Quarterly Reports on Form 10-Q for the quarter ended March 31, 2008, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2008

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2008

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2008

FORWARD-LOOKING INFORMATION

In this combined report and from time to time, Entergy Corporation and the Registrant Subsidiaries each makes statements as a registrant concerning its expectations, beliefs, plans, objectives, goals, strategies, and future events or performance. Such statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "intends," "plans," "predicts," "estimates," and similar expressions are intended to identify forward-looking statements but are not the only means to identify these statements. Although each of these registrants believes that these forward-looking statements and the underlying assumptions are reasonable, it cannot provide assurance that they will prove correct. Any forward-looking statement is based on information current as of the date of this combined report and speaks only as of the date on which such statement is made. Except to the extent required by the federal securities laws, these registrants undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Forward-looking statements involve a number of risks and uncertainties. There are factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements, including those factors discussed or incorporated by reference in (a) Item 1A. Risk Factors in the Form 10-K and the Entergy Texas Form 10, (b) Management's Financial Discussion and Analysis in the Form 10-K, the Entergy Texas Form 10, and in this report, and (c) the following factors (in addition to others described elsewhere in this combined report and in subsequent securities filings):

  resolution of pending and future rate cases and negotiations, including various performance-based rate discussions and implementation of Texas restructuring legislation, and other regulatory proceedings, including those related to Entergy's System Agreement, Entergy's utility supply plan, recovery of storm costs, and recovery of fuel and purchased power costs changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, the operations of the independent coordinator of transmission that includes Entergy's utility service territory, and the application of more stringent transmission reliability requirements or market power criteria by the FERC changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown of nuclear generating facilities, particularly those in the Non-Utility Nuclear business resolution of pending or future applications for license renewals or modifications of nuclear generating facilities the performance of Entergy's generating plants, and particularly the capacity factors at its nuclear generating facilities
  Entergy's ability to develop and execute on a point of view regarding future prices of electricity, natural gas, and other energy-related commodities prices for power generated by Entergy's unregulated generating facilities, the ability to hedge, sell power forward or otherwise reduce the market price risk associated with those facilities, including the Non-Utility Nuclear plants, and the prices and availability of fuel and power Entergy must purchase for its utility customers, and Entergy's ability to meet credit support requirements for fuel and power supply contracts volatility and changes in markets for electricity, natural gas, uranium, and other energy-related commodities changes in law resulting from federal energy legislation
  changes in environmental, tax, and other laws, including requirements for reduced emissions of sulfur, nitrogen, carbon, mercury, and other substances uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel and nuclear waste storage and disposal variations in weather and the occurrence of hurricanes and other storms and disasters, including uncertainties associated with efforts to remediate the effects of Hurricanes Katrina and Rita and recovery of costs associated with restoration
  Entergy's and its subsidiaries' ability to manage their capital projects and operation and maintenance costs
  Entergy's ability to purchase and sell assets at attractive prices and on other attractive terms the economic climate, and particularly growth in Entergy's service territory the effects of Entergy's strategies to reduce tax payments

FORWARD-LOOKING INFORMATION (Concluded)
  changes in the financial markets, particularly those affecting the availability of capital and Entergy's ability to refinance existing debt, execute its share repurchase program, and fund investments and acquisitions actions of rating agencies, including changes in the ratings of debt and preferred stock, changes in general corporate ratings, and changes in the rating agencies' ratings criteria changes in inflation and interest rates
  the effect of litigation and government investigations
  advances in technology
  the potential effects of threatened or actual terrorism and war
  Entergy's ability to attract and retain talented management and directors changes in accounting standards and corporate governance
  and the following transactional factors (in addition to others described elsewhere in this and in subsequent securities filings): (i) risks inherent in the contemplated Non-Utility Nuclear spin-off, joint venture and related transactions (including the level of debt incurred by the spun-off company and the terms and costs related thereto); (ii) legislative and regulatory actions; and (iii) conditions of the capital markets during the periods covered by the forward-looking statements.  Entergy Corporation cannot provide any assurances that the spin-off or any of the proposed transactions related thereto will be completed, nor can it give assurances as to the terms on which such transactions will be consummated. The transaction is subject to certain conditions precedent, including regulatory approvals and the final approval by the Board.

(Page left blank intentionally)

DEFINITIONS

Certain abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym	Term
AEEC	Arkansas Electric Energy Consumers
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
ANO 1 and 2	Units 1 and 2 of Arkansas Nuclear One Steam Electric Generating Station (nuclear), owned by Entergy Arkansas
APSC	Arkansas Public Service Commission
Board	Board of Directors of Entergy Corporation
capacity factor	Actual plant output divided by maximum potential plant output for the period
City Council or Council	Council of the City of New Orleans, Louisiana
Entergy	Entergy Corporation and its direct and indirect subsidiaries
Entergy Corporation	Entergy Corporation, a Delaware corporation
Entergy Gulf States, Inc.	Predecessor company for financial reporting purposes to Entergy Gulf States Louisiana that included the assets and business operations of both Entergy Gulf States Louisiana and Entergy Texas
Entergy Gulf States Louisiana

Entergy Gulf States Louisiana, L.L.C., a company created in connection with the jurisdictional separation of Entergy Gulf States, Inc. and the successor company to Entergy Gulf States, Inc. for financial reporting purposes. The term is also used to refer to the Louisiana jurisdictional business of Entergy Gulf States, Inc., as the context requires.

Entergy-Koch	Entergy-Koch, LP, a joint venture equally owned by subsidiaries of Entergy and Koch Industries, Inc.
Entergy Texas

Entergy Texas, Inc., a company created in connection with the jurisdictional separation of Entergy Gulf States, Inc. The term is also used to refer to the Texas jurisdictional business of Entergy Gulf States, Inc., as the context requires.

Entergy Texas Form 10	Registration Statement on Form 10 filed with the SEC by Entergy Texas, as amended July 15, 2008.
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
firm liquidated damages

Transaction that requires receipt or delivery of energy at a specified delivery point (usually at a market hub not associated with a specific asset); if a party fails to deliver or receive energy, the defaulting party must compensate the other party as specified in the contract

Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2007 filed by Entergy Corporation and its Registrant Subsidiaries (other than Entergy Texas) with the SEC
Grand Gulf	Unit No. 1 of Grand Gulf Steam Electric Generating Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power
IRS	Internal Revenue Service
ISO	Independent System Operator
kW	Kilowatt
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
MMBtu	One million British Thermal Units

DEFINITIONS (Continued)

MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatt(s)
MWh	Megawatt-hour(s)
Net debt ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned or operated
Non-Utility Nuclear	Entergy's business segment that owns and operates six nuclear power plants and sells electric power produced by those plants to wholesale customers
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
PPA	Purchased power agreement
production cost	Cost in $/MMBtu associated with delivering gas, excluding the cost of the gas
PUCT	Public Utility Commission of Texas
PUHCA 1935	Public Utility Holding Company Act of 1935, as amended
PUHCA 2005	Public Utility Holding Company Act of 2005, which repealed PUHCA 1935, among other things
Registrant Subsidiaries	Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.
River Bend	River Bend Steam Electric Generating Station (nuclear), owned by Entergy Gulf States Louisiana
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards as promulgated by the FASB
System Agreement	Agreement, effective January 1, 1983, as modified, among the Utility operating companies relating to the sharing of generating capacity and other power resources
System Energy	System Energy Resources, Inc.
TIEC	Texas Industrial Energy Consumers
TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
unit-contingent	Transaction under which power is supplied from a specific generation asset; if the asset is unavailable, the seller is not liable to the buyer for any damages
Unit Power Sales Agreement

Agreement, dated as of June 10, 1982, as amended and approved by FERC, among Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, relating to the sale of capacity and energy from System Energy's share of Grand Gulf

Utility	Entergy's business segment that generates, transmits, distributes, and sells electric power, with a small amount of natural gas distribution
Utility operating companies	Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas
Waterford 3	Unit No. 3 (nuclear) of the Waterford Steam Electric Generating Station, 100% owned or leased by Entergy Louisiana
weather-adjusted usage	Electric usage excluding the effects of deviations from normal weather

ENTERGY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Entergy operates primarily through two business segments: Utility and Non-Utility Nuclear.

  Utility generates, transmits, distributes, and sells electric power in a four-state service territory that includes portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operates a small natural gas distribution business.
  Non-Utility Nuclear owns and operates six nuclear power plants located in the northern United States and sells the electric power produced by those plants primarily to wholesale customers. This business also provides services to other nuclear power plant owners.

In addition to its two primary, reportable, operating segments, Entergy also operates the non-nuclear wholesale assets business. The non-nuclear wholesale assets business sells to wholesale customers the electric power produced by power plants that it owns while it focuses on improving performance and exploring sales or restructuring opportunities for its power plants.

Plan to Pursue Separation of Non-Utility Nuclear

In November 2007, the Board approved a plan to pursue a separation of the Non-Utility Nuclear business from Entergy through a tax-free spin-off of the Non-Utility Nuclear business to Entergy shareholders. Enexus Energy Corporation, a wholly-owned subsidiary of Entergy and formerly referred to as SpinCo, will be a new, separate, and publicly-traded company. In addition, under the plan, Enexus and Entergy are expected to enter into a nuclear services business joint venture, EquaGen L.L.C., with 50% ownership by Enexus and 50% ownership by Entergy. The EquaGen board of members will be comprised of equal membership from both Entergy and Enexus.

Upon completion of the spin-off, Entergy Corporation's shareholders will own 100% of the common stock in both Enexus and Entergy. Entergy expects that Enexus' business will be substantially comprised of Non-Utility Nuclear's assets, including its six nuclear power plants, and Non-Utility Nuclear's power marketing operation. Entergy Corporation's remaining business will primarily be comprised of the Utility business. EquaGen is expected to operate the nuclear assets owned by Enexus, and provide certain services to the Utility's nuclear operations. EquaGen is also expected to offer nuclear services to third parties, including decommissioning, plant relicensing, plant operations, and ancillary services.

Entergy Nuclear Operations, Inc., the current NRC-licensed operator of the Non-Utility Nuclear plants, filed an application in July 2007 with the NRC seeking indirect transfer of control of the operating licenses for the six Non-Utility Nuclear power plants, and supplemented that application in December 2007 to incorporate the planned business separation. Entergy Nuclear Operations, Inc., which is expected to be wholly-owned by EquaGen, will remain the operator of the plants after the separation.  Entergy Operations, Inc., the current NRC-licensed operator of Entergy's five Utility nuclear plants, will remain a wholly-owned subsidiary of Entergy and will continue to be the operator of the Utility nuclear plants. In the December 2007 supplement to the NRC application, Entergy Nuclear Operations, Inc. provided additional information regarding the spin-off transaction, organizational structure, technical and financial qualifications, and general corporate information. The NRC published a notice in the Federal Register establishing a period for the public to submit a request for hearing or petition to intervene in a hearing proceeding. The NRC notice period expired on February 5, 2008 and two petitions to intervene in the hearing proceeding were filed before the deadline. Each of the petitions opposes the NRC's approval of the license transfer on various grounds, including contentions that the approval request is not adequately supported regarding the basis for the proposed structure, the adequacy of decommissioning funding, and the adequacy of financial qualifications. Entergy submitted answers to the petitions on March 31 and April 8, and the NRC or a presiding officer designated by the NRC will determine whether a hearing will be granted. If a hearing is granted, the NRC is expected to issue a procedural schedule providing for limited discovery, written testimony and a legislative-type hearing. Under the NRC's procedural rules for license transfer approvals, the NRC Staff will continue to review the application, prepare a Safety Evaluation Report and issue an approval or denial without regard to whether a hearing request is pending or has been granted. Thus, resolution of the hearing requests is not a prerequisite to obtaining the required NRC approval. On July 28, 2008 the NRC approved Entergy Nuclear Operations, Inc.'s application.

Pursuant to Federal Power Act Section 203, on February 21, 2008, an application was filed with the FERC requesting approval for the indirect disposition and transfer of control of jurisdictional facilities of a public utility. In June 2008 the FERC issued an order authorizing the requested indirect disposition and transfer of control.

On January 28, 2008, Entergy Nuclear Vermont Yankee and Entergy Nuclear Operations, Inc. requested approval from the Vermont Public Service Board for the indirect transfer of control, consent to pledge assets, issue guarantees and assign material contracts, amendment to certificate of public good, and replacement of guaranty and substitution of a credit support agreement for Vermont Yankee. Two Vermont utilities that buy power from Vermont Yankee, the regional planning commission for the area served by Vermont Yankee, a municipality in which the Vermont Yankee training center is located, the union that represents certain Vermont Yankee employees, and two unions that represent certain employees at the Pilgrim plant in Massachusetts petitioned to intervene. Although the Pilgrim unions' petition to intervene was denied, the Pilgrim unions filed for reconsideration or, in the alternative, for participation as amicus curiae, and the Vermont Public Service Board has allowed the unions to participate as amicus curiae. Discovery is underway in this proceeding, in which parties can ask questions about or request the production of documents related to the transaction.

In addition, the Vermont Department of Public Service, which is the public advocate in proceedings before the Public Service Board, has prefiled its initial and rebuttal testimony in the case in which the Vermont Department of Public Service takes the position that Entergy Nuclear Vermont Yankee and Entergy Nuclear Operations, Inc. have not demonstrated that the restructuring promotes the public good because its benefits do not outweigh the risks, raising concerns that the target rating for Enexus Energy's debt is below investment grade and that the company may not have the financial capability to withstand adverse financial developments, such as an extended outage. The Vermont Department of Public Service's testimony also expresses concern about the EquaGen joint venture structure and Enexus' ability, under the operating agreement between Entergy Nuclear Vermont Yankee and Entergy Nuclear Operations, Inc., to ensure that Vermont Yankee is well-operated. Two distribution utilities that buy Vermont Yankee power prefiled testimony that also expresses concerns about the structure but found that there was a small net benefit to the restructuring. The Vermont Public Service Board conducted hearings on July 28-30, 2008, during which it considered the testimony prefiled by Entergy Nuclear Vermont Yankee, Entergy Nuclear Operations, Inc., the Vermont Department of Public Service, and the two distribution utilities. Briefing will now follow the hearings, and the Vermont Public Service Board will then issue a decision.

On January 28, 2008, Entergy Nuclear FitzPatrick, Entergy Nuclear Indian Point 2, Entergy Nuclear Indian Point 3, Entergy Nuclear Operations, Inc., and corporate affiliate NewCo (now named Enexus) filed a petition with the New York Public Service Commission (NYPSC) requesting a declaratory ruling regarding corporate reorganization or in the alternative an order approving the transaction and an order approving debt financing. Petitioners also requested confirmation that the corporate reorganization will not have an effect on Entergy Nuclear FitzPatrick's, Entergy Nuclear Indian Point 2's, Entergy Nuclear Indian Point 3's, and Entergy Nuclear Operations, Inc.'s status as lightly regulated entities in New York, given that they will continue to be competitive wholesale generators. The New York State Attorney General's Office, Westchester County, and Riverkeeper, Inc. have filed objections to the business separation and to the transfer of the FitzPatrick and Indian Point Energy Center nuclear power plants, arguing that the debt associated with the spin-off could threaten access to adequate financial resources for those nuclear power plants, that Entergy could potentially be able to terminate revenue sharing agreements with the New York Power Authority (NYPA), the entity from which Entergy purchased the FitzPatrick and Indian Point 3 nuclear power plants, and because the New York State Attorney General's Office believes Entergy must file an environmental impact statement assessing the proposed corporate restructuring. In addition to the New York State Attorney General's Office, several other parties have also requested to be added to the service list for this proceeding.

On May 23, 2008, the NYPSC issued its Order Establishing Further Procedures in this matter. In the order, the NYPSC determined that due to the nuclear power plants' unique role in supporting the reliability of electric service in New York, and their large size and unique operational concerns, a more searching inquiry of the transaction will be conducted than if other types of lightly-regulated generation were at issue. Accordingly, the NYPSC assigned an ALJ to preside over this proceeding and prescribed a sixty (60) day discovery period. The order provided that after at least sixty (60) days, the ALJ would establish when the discovery period would conclude. The NYPSC stated that the scope of discovery will be tightly bounded by the public interest inquiry relevant to this proceeding; namely, adequacy and security of support for the decommissioning of the New York nuclear facilities; financial sufficiency of the proposed capital structure in supporting continued operation of the facilities; and, arrangements for managing, operating and maintaining the facilities. The NYPSC also stated that during the discovery period, the NYPSC Staff may conduct technical conferences to assist in the development of a full record in this proceeding.

On July 23, 2008, the ALJs issued a ruling concerning discovery and seeking comments on a proposed process and schedule. In the ruling, the ALJs proposed a process for completing a limited, prescribed discovery process, to be followed three weeks later by the filing of initial comments addressing defined issues, with reply comments due two weeks after the initial comment deadline. Following receipt of all comments, a ruling will be made on whether, and to what extent, an evidentiary hearing is required. The ALJs' ruling acknowledged that the proposed process will not facilitate a decision by the NYPSC in September 2008. The ALJs asked the parties to address three specific topic areas: (1) the financial impacts related to the specific issues previously outlined by the NYPSC; (2) other obligations associated with the arrangement for managing, operating and maintaining the facilities; and (3) the extent that NYPA revenues from value sharing payments under the value sharing agreement between Entergy and NYPA would decrease. The ALJs have indicated that the potential financial effect of the termination of the value sharing payments on NYPA and New York electric consumers are factors the ALJs believe should be considered by the NYPSC in making its public interest determination. For further discussion of the value sharing agreements, see Note 1 to the financial statements herein. Entergy continues to seek regulatory approval from the NYPSC in a timely manner.

In connection with the separation, Enexus is currently expected to incur up to $4.5 billion of debt in the form of debt securities. The debt will be incurred in the following transactions:

  Enexus is expected to issue up to $3.5 billion of debt securities in partial consideration of Entergy's transfer to it of the non-utility nuclear business.

  These debt securities are expected to be exchanged for up to $3.5 billion of debt securities that Entergy plans to issue prior to the separation. As a result of the exchange (should the exchange occur), the holders of the debt securities that Entergy plans to issue prior to the separation will become holders of the up to $3.5 billion of Enexus debt securities.

  Enexus is expected to incur the balance of the debt through one or more public or private offerings of notes or other debt securities.

  Out of the proceeds Enexus receives from the public or private offerings, it expects to retain approximately $500 million, which it intends to use for working capital and other general corporate purposes. All of the remaining proceeds are expected to be transferred to Entergy to settle intercompany debt. Enexus will not receive any proceeds from either the issuance of up to $3.5 billion of its debt securities or the exchange of its debt securities for Entergy debt securities. Entergy expects to use the proceeds that it receives from the issuance of its debt securities to reduce outstanding Entergy debt or repurchase Entergy shares. The amount to be paid to Entergy, the amount and term of the debt Enexus will incur, and the type of debt and entity that will incur the debt have not been finally determined, but will be determined prior to the separation. A number of factors could affect this final determination, and the amount of debt ultimately incurred could be different from the amount disclosed. Additionally, Entergy expects Enexus to enter into one or more credit facilities or other financing arrangements intended to support Enexus' working capital needs, collateral obligations, and other corporate needs arising from hedging and normal course of business requirements.

  Entergy is targeting the fourth quarter 2008 as the effective date for the spin-off and EquaGen transactions to be completed. Entergy expects the transactions to qualify for tax-free treatment for U.S. federal income tax purposes for both Entergy and its shareholders, and Entergy submitted a private letter ruling request to the IRS in April 2008 regarding the tax-free treatment. Final terms of the transactions and spin-off completion are subject to several conditions, including the final approval of the Board.

  Results of Operations

  Income Statement Variances

  Second Quarter 2008 Compared to Second Quarter 2007

  Following are income statement variances for Utility, Non-Utility Nuclear, Parent & Other, and Entergy comparing the second quarter 2008 to the second quarter 2007 showing how much the line item increased or (decreased) in comparison to the prior period:
	Utility	Non-Utility Nuclear	Parent & Other (1)	Entergy
	(In Thousands)

2nd Quarter 2007 Consolidated Net Income	$148,194	$108,726	$10,682	$267,602
Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	52,329	134,664	8,595	195,588
Other operation and maintenance expenses	17,895	25,546	27,198	70,639
Taxes other than income taxes	5,980	4,156	(542)	9,594
Depreciation and amortization	2,547	6,612	165	9,324
Other income	4,895	(24,551)	(1,941)	(21,597)
Interest charges	(929)	9,227	(19,739)	(11,441)
Other expenses	6,250	9,709	3	15,962
Income taxes	13,961	19,973	42,627	76,561

2nd Quarter 2008 Consolidated Net Income	$159,714	$143,616	($32,376)	$270,954

(1)	Parent & Other includes eliminations, which are primarily intersegment activity.

  Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to operating statistics.

  Net Revenue

  Utility

  Following is an analysis of the change in net revenue comparing the second quarter 2008 to the second quarter 2007.
Amount
(In Millions)

2007 net revenue	$1,129.5
Volume/weather	42.3
Other	10.0
2008 net revenue	$1,181.8

  The volume/weather variance is primarily due to increased electricity usage, including the effect of more favorable weather compared to the same period in 2007 and higher sales during the unbilled period. Billed retail electricity usage increased a total of 594 GWh in the residential and commercial sectors, an increase of 4.4%.

  Non-Utility Nuclear

  Net revenue increased for Non-Utility Nuclear from $419 million for the second quarter 2007 to $553 million for the second quarter 2008 primarily due to higher pricing in its contracts to sell power and increased production resulting from fewer outage days and the acquisition of the Palisades plant on April 11, 2007. In addition to refueling outages, second quarter 2007 was affected by a 28 day unplanned outage. Following are key performance measures for Non-Utility Nuclear for the second quarter 2008 and 2007:

	2008	2007

Net MW in operation at June 30	4,998	4,998
Average realized price per MWh	$58.22	$51.28
GWh billed	10,145	8,896
Capacity factor	92%	82%
Refueling Outage Days:
Indian Point 2	19	-
Pilgrim	-	33
Vermont Yankee	-	24

  Other Operation and Maintenance Expenses

  Utility

  Other operation and maintenance expenses increased from $461 million for the second quarter 2007 to $479 million for the second quarter 2008 primarily due to:
  an increase of $8 million in loss reserves, including storm damage reserves at Entergy Mississippi;
  an increase of $6 million in storm damage charges as a result of several storms hitting Entergy Arkansas' service territory in 2008. Entergy Arkansas discontinued regulatory storm reserve accounting beginning July 2007 as a result of the APSC order issued in Entergy Arkansas' rate case. As a result, non-capital storm expenses are charged to other operation and maintenance expenses;
  an increase of $6 million in payroll-related costs; and
  various other insignificant factors.

  These increases were partially offset by a reimbursement of $7 million of costs in connection with a litigation settlement.

  Non-Utility Nuclear

  Other operation and maintenance expenses increased from $175 million for the second quarter 2007 to $201 million for the second quarter 2008 primarily due to deferring costs from one refueling outage in 2008 compared to two refueling outages in second quarter 2007, in addition to the acquisition of the Palisades plant in April 2007. Other operation and maintenance expenses associated with the Palisades plant were $31 million for the second quarter 2008 compared to $24 million for the second quarter 2007.

  Parent & Other

  Other operation and maintenance expenses increased for the parent company, Entergy Corporation, for the second quarter 2008 primarily due to outside services costs related to the planned spin-off of the Non-Utility Nuclear business.

  Other Income

  Other income decreased primarily due to a $24.4 million charge to interest income in the second quarter 2008 resulting from the recognition of the other than temporary impairment of certain securities held in Non-Utility Nuclear's decommissioning trust funds.

  Income Taxes

  The effective income tax rates for the second quarters of 2008 and 2007 were 39.9% and 28.0%, respectively. The difference in the effective income tax rate versus the statutory rate of 35% for the second quarter 2008 is primarily due to state income taxes and book and tax differences for utility plant items. The reduction in the effective income tax rate versus the statutory rate of 35% for the second quarter 2007 is primarily due to the resolution of tax audit issues in the 2002-2003 audit cycle, book and tax differences related to the allowance for equity funds used during construction, and the amortization of investment tax credits. These factors were partially offset by book and tax differences for utility plant items and state income taxes.

  Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

  Following are income statement variances for Utility, Non-Utility Nuclear, Parent & Other, and Entergy comparing the six months ended June 30, 2008 to the six months ended June 30, 2007 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Non-Utility Nuclear	Parent & Other (1)	Entergy
	(In Thousands)

2007 Consolidated Net Income	$252,644	$236,896	($9,743)	$479,797
Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	79,620	338,153	7,258	425,031
Other operation and maintenance expenses	29,871	60,183	27,477	117,531
Taxes other than income taxes	(8,518)	9,243	(5,243)	(4,518)
Depreciation and amortization	1,572	20,071	256	21,899
Other income	(13,572)	(21,687)	(5,929)	(41,188)
Interest charges	(6,403)	13,732	(14,213)	(6,884)
Other expenses	7,797	24,608	6	32,411
Income taxes	17,512	60,211	45,775	123,498

2008 Consolidated Net Income	$276,861	$365,314	($62,472)	$579,703

(1)	Parent & Other includes eliminations, which are primarily intersegment activity.

  Net Revenue

  Utility

  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2008 to the six months ended June 30, 2007.
Amount
(In Millions)

2007 net revenue	$2,136.8
Volume/weather	43.4
Fuel recovery	18.3
Rider revenue	15.3
Base revenues	15.1
Purchased power capacity	(19.1)
Other	6.6
2008 net revenue	$2,216.4

  The volume/weather variance is primarily due to increased electricity usage, including the effect of more favorable weather compared to the same period in 2007. Billed retail electricity usage increased a total of 936 GWh in the residential and commercial sectors, an increase of 3.4%.

  The fuel recovery variance resulted primarily from a reserve for potential rate refunds in the first quarter 2007 in Texas as a result of a PUCT ruling related to the application of past PUCT rulings addressing transition to competition in Texas.

  The rider revenue variance is primarily due to:

  an increase in the Attala power plant costs that are recovered through the power management rider by Entergy Mississippi. The net income effect of this recovery is limited to a portion representing an allowed return on equity with the remainder offset by Attala power plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes;

  a storm damage rider that became effective in October 2007 at Entergy Mississippi; and

  an Energy Efficiency rider that became effective in November 2007 at Entergy Arkansas.

  The establishment of the storm damage rider and the Energy Efficiency rider results in an increase in rider revenue and a corresponding increase in other operation and maintenance expense with no impact on net income.

  The base revenues variance is primarily due to the interim surcharge to collect $10 million in under-recovered incremental purchased capacity costs incurred through July 2007 in Texas. The surcharge was collected over a two-month period beginning February 2008. The incremental capacity recovery rider and PUCT approval is discussed in Note 2 to the financial statements in the Form 10-K. The variance is also due to a formula rate plan increase effective July 2007 at Entergy Mississippi.

  The purchased power capacity variance is due to the amortization of deferred capacity costs and is partially offset in base revenues due to the incremental purchased capacity costs recovered through the interim surcharge, as discussed above.

  Non-Utility Nuclear

  Net revenue increased for Non-Utility Nuclear from $840 million for the six months ended June 30, 2007 to $1,178 million for the six months ended June 30, 2008 primarily due to higher pricing in its contracts to sell power, additional production resulting from the acquisition of the Palisades plant in April 2007, and fewer outage days. In addition to refueling outages, second quarter 2007 was affected by a 28 day unplanned outage. Palisades contributed $154 million of net revenue for the six months ended June 30, 2008 compared to $70 million of net revenue for the six months ended June 30, 2007. Included in the Palisades net revenue is $38 million and $15 million for the six months ended June 30, 2008 and 2007, respectively, of amortization of the Palisades purchased power agreement liability, which is non-cash revenue and is discussed in Note 15 to the financial statements in the Form 10-K. Following are key performance measures for Non-Utility Nuclear for the six months ended June 30, 2008 and 2007:

	2008	2007

Net MW in operation at June 30	4,998	4,998
Average realized price per MWh	$59.89	$53.13
GWh billed	20,905	17,211
Capacity factor	95%	86%
Refueling Outage Days:
Indian Point 2	26	-
Indian Point 3	-	24
Pilgrim	-	33
Vermont Yankee	-	24

  Other Operation and Maintenance Expenses

  Utility

  Other operation and maintenance expenses increased from $870 million for the six months ended June 30, 2007 to $899 million for the six months ended June 30, 2008 primarily due to:
  an increase of $16 million in fossil expenses primarily due to higher costs for plant maintenance outages as a result of differing outage schedules for 2008 compared to 2007;
  an increase of $16 million in storm damage charges as a result of several storms hitting Entergy Arkansas' service territory in 2008. Entergy Arkansas discontinued regulatory storm reserve accounting beginning July 2007 as a result of the APSC order issued in Entergy Arkansas' rate case. As a result, non-capital storm expenses are charged to other operation and maintenance expenses; and
  an increase of $9 million in loss reserves, including storm damage reserves at Entergy Mississippi.

  The increase was partially offset by a reimbursement of $7 million of costs in connection with a litigation settlement.

  Non-Utility Nuclear

  Other operation and maintenance expenses increased from $322 million for the six months ended June 30, 2007 to $382 million for the six months ended June 30, 2008 primarily due to deferring costs from one refueling outage in 2008 compared to three refueling outages in 2007, in addition to the acquisition of the Palisades plant in April 2007. Other operation and maintenance expenses associated with the Palisades plant were $60 million for the six months ended June 30, 2008 compared to $24 million for the six months ended June 30, 2007.

  Parent & Other

  Other operation and maintenance expenses increased for the parent company, Entergy Corporation, for the six months ended June 30, 2008 primarily due to outside services costs related to the planned spin-off of the Non-Utility Nuclear business, including approximately $23.7 million of such costs in the second quarter 2008.

  Other Income

  Other income decreased primarily due to approximately $27 million in charges to interest income in 2008 resulting from the recognition of the other than temporary impairment of certain securities held in Non-Utility Nuclear's decommissioning trust funds. Other factors contributing to the decrease were a reduction in the allowance for equity funds used during construction in the Utility due to a revision in the first quarter 2007 related to removal costs and a reduction in carrying charges on storm costs as recovery of some of those costs has been completed.

  Income Taxes

  The effective income tax rates for the six months ended June 30, 2008 and 2007 were 38.9% and 33.9%, respectively. The difference in the effective income tax rate versus the statutory rate of 35% for the six months ended June 30, 2008 is primarily due to state income taxes and book and tax differences for utility plant items, partially offset by an adjustment to state income taxes for Non-Utility Nuclear to reflect the effect of a change in the methodology of computing New York state income taxes as required by that state's taxing authority. The reduction in the effective income tax rate versus the statutory rate of 35% for the six months ended June 30, 2007 is primarily due to the resolution of tax audit issues in the 2002-2003 audit cycle, book and tax differences related to the allowance for equity funds used during construction, and the amortization of investment tax credits. These factors were partially offset by book and tax differences for utility plant items and state income taxes.

  Liquidity and Capital Resources

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy's capital structure, capital expenditure plans and other uses of capital, and sources of capital. Following are updates to that discussion.

  Capital Structure

  Entergy's capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital percentage from 2007 to 2008 is primarily the result of additional borrowings under Entergy Corporation's revolving credit facilities, along with a decrease in shareholders' equity primarily due to an increase in accumulated other comprehensive loss and repurchases of common stock, offset by an increase in retained earnings. The increase in accumulated other comprehensive loss is primarily due to derivative instrument fair value changes. See Note 1 (Derivative Financial Instruments and Commodity Derivatives) and Note 16 to the financial statements in the Form 10-K for additional discussion of the accounting treatment of derivative instruments. The increase in the debt to capital percentage is in line with Entergy's financial and risk management aspirations.

	June 30, 2008	December 31, 2007

Net debt to net capital	58.3%	54.7%
Effect of subtracting cash from debt	2.4%	2.9%
Debt to capital	60.7%	57.6%

  Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion. Capital consists of debt, common shareholders' equity, and preferred stock without sinking fund. Net capital consists of capital less cash and cash equivalents. Entergy uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy's financial condition.

  As discussed in the Form 10-K, Entergy Corporation has in place a $3.5 billion credit facility that expires in August 2012. Entergy Corporation has the ability to issue letters of credit against the total borrowing capacity of the facility. As of June 30, 2008, amounts outstanding under the credit facility are:
Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,500	$2,772	$72	$656

  Entergy Corporation's credit facility requires it to maintain a consolidated debt ratio of 65% or less of its total capitalization. If Entergy fails to meet this ratio, or if Entergy or one of the Utility operating companies (except Entergy New Orleans) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the facility's maturity date may occur.

  Capital Expenditure Plans and Other Uses of Capital

  See the table and discussion in the Form 10-K under "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital," that sets forth the amounts of planned construction and other capital investments by operating segment for 2008 through 2010. Following is an update to the discussion in the Form 10-K.

  Little Gypsy Repowering Project

  The preconstruction and operating air permits for the Little Gypsy repowering project were issued by the Louisiana Department of Environmental Quality (LDEQ) in November 2007 under then-effective federal and state air regulations, including the EPA's Clean Air Mercury Rule that had been issued in 2005 (CAMR 2005). As discussed in more detail in part I, Item 1, "Environmental Regulation, Clean Air Act and Subsequent Amendments, Hazardous Air Pollutants" in the Form 10-K, in February 2008 the U.S. Court of Appeals for the D.C. Circuit struck down CAMR 2005. The D.C. Circuit decision requires utilities that have not yet begun construction of the facility in question to undergo a case-by-case Maximum Achievable Control Technology (MACT) analysis for construction or reconstruction of emission units pursuant to the Clean Air Act before beginning construction. The Little Gypsy project as currently configured is expected to meet MACT standards. Little Gypsy received its construction permit before a formal MACT analysis was required, however, and Entergy Louisiana has sought a MACT determination from the LDEQ. The filing was made in June 2008, and the LDEQ has certified that the filing is complete. A decision on the MACT determination is expected by first quarter 2009. Entergy Louisiana also is awaiting permit determinations from several additional agencies. These permits are unrelated to CAMR 2005 and always have been part of the construction process. Onsite construction of the project was scheduled to begin in July 2008, but obtaining the MACT determination will cause a delay in the start of construction, which Entergy Louisiana now expects to begin in mid-year 2009. This delays the expected commercial operation date of the project to mid-2013. The LPSC approved the temporary suspension of Phase II of the Little Gypsy proceedings because Entergy Louisiana must update its estimated project cost and schedule in order to support the request to recover cash earnings on its construction work in progress costs. Entergy Louisiana plans to refile the Phase II case in September 2008, and a decision is expected in the first quarter 2009. The LPSC Phase I order has been appealed to the state district court in Baton Rouge, Louisiana by a group led by the Sierra Club and represented by the Tulane Environmental Law Clinic. A procedural schedule for the appeal has not been set.

  The delayed construction of the Little Gypsy repowering project is expected to increase the total project cost from approximately $1.55 billion to $1.76 billion, primarily due to price escalation on non-contracted equipment and material and increased carrying cost due to the extended construction period.

  Waterford 3 Steam Generator Replacement Project

  As discussed in more detail in the Form 10-K, Entergy Louisiana plans to replace the Waterford 3 steam generators, along with the reactor vessel closure head and control element drive mechanisms, in 2011.  In June 2008, Entergy Louisiana filed with the LPSC for approval of the project, including full cost recovery. Entergy Louisiana estimates in the filing that it will spend approximately $511 million on this project. The filing seeks relief in two phases. Phase I seeks certification within 120 days that the public convenience and necessity would be served by undertaking this project. Among other relief requested, Entergy Louisiana is also seeking approval for a procedure to synchronize permanent base rate recovery when the project is placed in service, either by a formula rate plan or base rate filing. In Phase II, Entergy Louisiana will seek cash earnings on construction work in progress. A status conference was held on July 31, 2008, and a procedural schedule for Phase I was adopted providing for hearings in October 2008 and LPSC consideration in December 2008.

  White Bluff Environmental Project

  The planned construction and other capital investments disclosure in the Form 10-K includes approximately $24 million for initial spending during the 2008-2010 period on installation of scrubbers and low NOx burners at Entergy Arkansas' White Bluff coal plant, which under current environmental regulations must be operational by September 2013. The project remains in the planning stages and has not been fully designed, but the latest conceptual cost estimate has gone up significantly from previous estimates due to increases in equipment, commodity, and labor costs. These estimates indicate that Entergy Arkansas' share of the project could cost approximately $630 million compared to the $375 million reported in the Form 10-K. Entergy continues to review potential environmental spending needs and financing alternatives for any such spending, and future spending estimates could change based on the results of this continuing analysis.

  Sources of Capital

  The short-term borrowings of the Registrant Subsidiaries and certain other Entergy subsidiaries are limited to amounts authorized by the FERC. The current FERC-authorized limits are effective through March 31, 2010, as established by a FERC order issued March 31, 2008 (except for Entergy Gulf States Louisiana and Entergy Texas, which are effective through November 8, 2009, as established by an earlier FERC order). See Note 4 to the financial statements for further discussion of Entergy's short-term borrowing limits.

  Hurricane Katrina and Hurricane Rita

  In August and September 2005, Hurricanes Katrina and Rita caused catastrophic damage to large portions of the Utility's service territory in Louisiana, Mississippi, and Texas, including the effect of extensive flooding that resulted from levee breaks in and around the greater New Orleans area. The storms and flooding resulted in widespread power outages, significant damage to electric distribution, transmission, and generation and gas infrastructure, and the loss of sales and customers due to mandatory evacuations and the destruction of homes and businesses. Entergy has pursued a broad range of initiatives to recover storm restoration and business continuity costs, including obtaining reimbursement of certain costs covered by insurance and pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies, including the issuance of securitization or bonds. Following are updates regarding Entergy's cost recovery efforts.

  Storm Cost Financings

  In March 2008, Entergy Gulf States Louisiana, Entergy Louisiana, and the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, filed at the LPSC an application requesting that the LPSC grant financing orders authorizing the financing of Entergy Gulf States Louisiana and Entergy Louisiana storm costs, storm reserves, and issuance costs pursuant to Act 55 of the Louisiana Legislature (Act 55 financings). The Act 55 financings are expected to produce additional customer benefits as compared to Act 64 traditional securitization.  Entergy Gulf States Louisiana and Entergy Louisiana also filed an application requesting LPSC approval for ancillary issues including the mechanism to flow charges and savings to customers via a Storm Cost Offset rider.  On April 3, 2008, the Louisiana State Bond Commission granted preliminary approval for the Act 55 financings.  On April 8, 2008, the Louisiana Public Facilities Authority (LPFA), which is the issuer of the bonds pursuant to the Act 55 financings, approved requests for the Act 55 financings.  On April 10, 2008, Entergy Gulf States Louisiana and Entergy Louisiana and the LPSC Staff filed with the LPSC an uncontested stipulated settlement that includes Entergy Gulf States Louisiana and Entergy Louisiana's proposals under the Act 55 financings, which includes a commitment to pass on to customers a minimum of $10 million and $30 million of customer benefits, respectively.  On April 16, 2008, the LPSC approved the settlement and issued two financing orders and one ratemaking order intended to facilitate implementation of the Act 55 financings.  On May 6, 2008, the State Bond Commission voted to approve the Act 55 financings.

  On July 29, 2008, the LPFA issued $679 million in bonds under the aforementioned Act 55.  From the bond proceeds received by Entergy Louisiana from the LURC, Entergy Louisiana invested $527 million in affiliate securities.  The LURC deposited $152 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana.  As approved by the April 16, 2008 LPSC orders, Entergy Louisiana withdrew $17.8 million from the restricted escrow account and also invested this amount in affiliate securities.

  Entergy Gulf States Louisiana expects that in September 2008 the LPFA will issue $273 million in bonds under the aforementioned Act 55.  From the bond proceeds expected to be received by Entergy Gulf States Louisiana from the LURC, Entergy Gulf States Louisiana is expected to invest $186 million in affiliate securities.  In addition, Entergy Gulf States Louisiana expects the LURC to deposit $87 million to a restricted escrow account as a storm damage reserve for Entergy Gulf States Louisiana.  As approved by the April 16, 2008 LPSC orders, it is expected that Entergy Gulf States Louisiana will withdraw $1.7 million from the restricted escrow account and will also invest this amount in affiliate securities.

  Insurance Claims

  See Note 8 to the financial statements in the Form 10-K for a discussion of Entergy's conventional property insurance program and its Hurricane Katrina and Hurricane Rita claims.

  In April 2008, Entergy received from its primary insurer $53.6 million of additional insurance proceeds on its Hurricane Katrina claim, and almost all of the April 2008 proceeds were allocated to Entergy New Orleans.

  Entergy has settled its lawsuit against one of its excess insurers on the Hurricane Katrina claim, and in July 2008 received $71.5 million in proceeds on the claim. The July 2008 proceeds were allocated as follows: $2.0 million to Entergy Arkansas, $3.7 million to Entergy Gulf States Louisiana, $12.4 million to Entergy Louisiana, $1.8 million to Entergy Mississippi, and $48.4 million to Entergy New Orleans, with the remainder allocated in smaller amounts to other Entergy subsidiaries.

  Cash Flow Activity

  As shown in Entergy's Consolidated Statements of Cash Flows, cash flows for the six months ended June 30, 2008 and 2007 were as follows:

	2008	2007
	(In Millions)

Cash and cash equivalents at beginning of period	$1,253	$1,016

Effect of reconsolidating Entergy New Orleans	-	17

Cash flow provided by (used in):
Operating activities	914	964
Investing activities	(1,008)	(1,016)
Financing activities	(73)	339
Net increase (decrease) in cash and cash equivalents	(167)	287

Cash and cash equivalents at end of period	$1,086	$1,320

  Operating Activities

  Entergy's cash flow provided by operating activities decreased by $50 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Following are cash flows from operating activities by segment:
  Utility provided $398 million in cash from operating activities in 2008 compared to providing $764 million in 2007 primarily due to decreased collection of fuel costs in 2008 and the receipt of $177 million of Community Development Block Grant funds by Entergy New Orleans in 2007. Fuel prices have been increasing, and due to the time lag before the fuel recovery rates increase in response, the Utility has under-recovered fuel costs thus far in 2008.
  Non-Utility Nuclear provided $594 million in cash from operating activities in 2008 compared to providing $259 million in 2007, primarily due to an increase in net revenue, partially offset by an increase in operation and maintenance costs.
  Parent & Other used approximately $78 million in cash in operating activities in 2008 and used approximately $59 million in cash in operating activities in 2007.

  Investing Activities

  Net cash used in investing activities decreased by $8 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The following significant investing cash flow activity occurred in the six months ended June 30, 2008 and 2007:
  Construction expenditures were $62 million higher in 2008 than in 2007, primarily due to increased spending on various projects by the Utility that are discussed further in "Capital Expenditure Plans" in the Form 10-K.
  In April 2007, Non-Utility Nuclear purchased the 798 MW Palisades nuclear power plant located near South Haven, Michigan for a net cash payment of $336 million.
  In March 2008, Entergy Gulf States Louisiana purchased the Calcasieu Generating Facility, a 322 MW simple-cycle, gas-fired power plant located near the city of Sulphur in southwestern Louisiana, for approximately $56.4 million.
  Non-Utility Nuclear made a $72 million payment to NYPA in 2008 under the value sharing agreement associated with the acquisition of the Fitzpatrick and Indian Point 3 power plants. See Note 1 to the financial statements herein for additional discussion of the value sharing agreement.

  In 2008, Non-Utility Nuclear posted $102 million of cash as collateral in support of its agreements to sell power.
  Entergy Mississippi realized proceeds in 2007 from $100 million of investments held in trust that were received from a bond issuance in 2006 and used to redeem bonds in 2007.

  Financing Activities

  Financing activities used $73 million for the six months ended June 30, 2008 and provided $339 million for the six months ended June 30, 2007. The following significant financing cash flow activity occurred in the six months ended June 30, 2008 and 2007:
  Entergy Corporation increased the net borrowings under its revolving credit facility by $521 million in the six months ended June 30, 2008 and by $1,150 million in the six months ended June 30, 2007. See Note 4 to the financial statements for a description of the Entergy Corporation credit facilities.
  The Utility operating companies increased the borrowings outstanding on their long-term credit facilities by $230 million in the six months ended June 30, 2008.
  A subsidiary of Entergy Texas issued $329.5 million of securitization bonds in June 2007. See Note 5 to the financial statements in the Form 10-K for additional information regarding the securitization bonds.
  Entergy Corporation repaid $87 million of notes payable at their maturity in March 2008.
  Entergy Mississippi redeemed $100 million of first mortgage bonds in 2007.
  The Utility operating companies increased the borrowings outstanding on their short-term credit facilities by $150 million in the six months ended June 30, 2008.
  Entergy Corporation repurchased $370 million of its common stock in the six months ended June 30, 2008 and $825 million of its common stock in the six months ended June 30, 2007.
  Entergy Corporation increased the dividend on its common stock. The quarterly dividend was $0.54 per share in 2007 and $0.75 per share for the first two quarters in 2008.

  Significant Factors and Known Trends

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for discussions of rate regulation, federal regulation, and market and credit risk sensitive instruments. Following are updates to the information provided in the Form 10-K.

  State and Local Rate Regulation

  See the Form 10-K for a chart summarizing material rate proceedings. See Note 2 to the financial statements herein for updates to the proceedings discussed in that chart.

  Federal Regulation

  See the Form 10-K for a discussion of federal regulatory proceedings. Following are updates to that discussion.

  System Agreement Proceedings

  Production Cost Equalization Proceeding Commenced by the LPSC

  See the Form 10-K for a discussion of the June 2005 FERC decision in the System Agreement litigation that had been commenced by the LPSC, which was essentially affirmed in the FERC's decision in a December 2005 order on rehearing. The LPSC, APSC, MPSC, and the AEEC appealed the FERC's decision to the United States Court of Appeals for the D.C. Circuit. Entergy and the City of New Orleans intervened in the various appeals. The D.C. Circuit issued its decision in April 2008. The D.C. Circuit affirmed the FERC's decision in most respects, but remanded the case to the FERC for further proceedings and reconsideration of its conclusion that it was prohibited from ordering refunds and its determination to implement the bandwidth remedy commencing with calendar year 2006 production costs (with the first payments/receipts commencing in June 2007), rather than commencing the remedy on June 1, 2005. The D.C. Circuit concluded the FERC had failed so far in the proceeding to offer a reasoned explanation regarding these issues. On July 17, 2008, the Utility operating companies filed with FERC a motion proposing additional procedures on the remanded issues.

  Rough Production Cost Equalization Rates

  2007 Rate Filing Based on Calendar Year 2006 Production Costs

  See the Form 10-K for a discussion of the proceeding in which Entergy filed the rates to implement the FERC's orders in the production cost equalization proceeding. Intervenor cross-answering testimony was filed during March and April 2008, in which the intervenors and FERC Staff advocate a number of positions on issues that affect the level of production costs the individual Utility operating companies are permitted to reflect in the bandwidth calculation, including the level of depreciation and decommissioning expense for nuclear facilities. The effect of the various positions would be to reallocate costs among the Utility operating companies. Additionally, the APSC, while not taking a position on whether Entergy Arkansas was imprudent for not exercising its right of first refusal to repurchase a portion of the Independence plant in 1996 and 1997 as alleged by the LPSC, alleges that if the FERC finds Entergy Arkansas to be imprudent for not exercising this option, the FERC should disallow recovery from customers by Entergy of approximately $43 million of increased costs. On April 28, 2008 the Utility operating companies filed rebuttal testimony refuting the allegations of imprudence concerning the decision not to acquire the portion of the Independence plant, explaining why the bandwidth payments are properly recoverable under the AmerenUE contract, and explaining why the positions of FERC Staff and intervenors on the other issues should be rejected. A hearing in this proceeding concluded in July 2008, post-hearing briefing is scheduled to conclude in August 2008, and the ALJ is expected to issue an initial decision in September 2008.

  As discussed in the Form 10-K, the Utility operating companies had also filed with the FERC during 2007 certain proposed modifications to the rough production cost equalization calculation. The FERC rejected certain of the proposed modifications, accepted certain of the proposed modifications without further proceedings, and set two of the proposed modifications for hearing and settlement procedures. With respect to the proceeding involving changes to the functionalization of costs to the production function, a hearing was held in March 2008 and the ALJ issued an Initial Decision in June 2008 finding the modifications proposed by the Utility operating companies to be just and reasonable. Following briefing, the matter will be submitted to the FERC for decision. In the second proceeding, a contested settlement supported by the Utility operating companies has been submitted to the Settlement ALJ. In conjunction with the second proceeding, the LPSC has appealed to the Court of Appeals for the D.C. Circuit the FERC's determination that changes proposed by the Utility operating companies and accepted by the FERC can become effective for the next bandwidth calculation even though such bandwidth calculation may include production costs incurred prior to the date the change is proposed by the Utility operating companies.

  The intervenor AmerenUE has argued that its current wholesale power contract with Entergy Arkansas, pursuant to which Entergy Arkansas sells power to AmerenUE, does not permit Entergy Arkansas to flow through to AmerenUE any portion of Entergy Arkansas' bandwidth payment.  According to AmerenUE, Entergy Arkansas has sought to collect from AmerenUE approximately $14.5 million of the 2007 Entergy Arkansas bandwidth payment.  The AmerenUE contract is scheduled to expire in August 2009. In April 2008, AmerenUE filed a complaint with the FERC seeking refunds of this amount, plus interest, in the event the FERC ultimately determines that bandwidth payments are not properly recovered under the AmerenUE contract.

  On March 31, 2008, the LPSC filed a complaint with the FERC seeking, among other things, three amendments to the rough production cost equalization bandwidth formula. On April 22, 2008, the Utility operating companies filed an answer to the LPSC complaint urging the FERC to reject two of the proposed amendments and not opposing the third. On July 2, 2008, the FERC issued an order that, among other things, ordered the Utility operating companies to implement the LPSC's proposed amendment that they did not oppose and setting two of the LPSC's proposed amendments for hearing and settlement proceedings.

  2008 Rate Filing Based on Calendar Year 2007 Production Costs

  In May 2008, Entergy filed with the FERC the rates for the second year to implement the FERC's orders in the System Agreement proceeding that are discussed in the Form 10-K. The filing shows the following payments/receipts among the Utility operating companies for 2008, based on calendar year 2007 production costs, commencing for service in June 2008, are necessary to achieve rough production cost equalization under the FERC's orders:

Payments or (Receipts)
(In Millions)
Entergy Arkansas	$252
Entergy Gulf States Louisiana	($124)
Entergy Louisiana	($35)
Entergy Mississippi	($20)
Entergy New Orleans	($7)
Entergy Texas	($66)

  Several parties intervened in the proceeding at the FERC, including the APSC, the LPSC, and AmerenUE, which have also filed protests. Several other parties, including the MPSC and the City Council, have intervened in the proceeding without filing a protest. On July 29, 2008, the FERC set the proceeding for hearing and settlement procedures. A settlement judge should be appointed and a conference scheduled in August 2008.

  Entergy Arkansas will pay $36 million per month for seven months in 2008, and began making the payments in June 2008. As discussed in Note 2 to the financial statements, the APSC has approved a production cost allocation rider for recovery from customers of the retail portion of the costs allocated to Entergy Arkansas.

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

  Market and Credit Risk Sensitive Instruments

  Commodity Price Risk

  Power Generation

  As discussed more fully in the Form 10-K, the sale of electricity from the power generation plants owned by Entergy's Non-Utility Nuclear business, unless otherwise contracted, is subject to the fluctuation of market power prices. Following is an updated summary of the amount of the Non-Utility Nuclear business' output that is sold forward as of June 30, 2008 under physical or financial contracts (2008 represents the remaining two quarters of the year):

	2008	2009	2010	2011	2012
Non-Utility Nuclear:
Percent of planned energy output sold forward:
Unit-contingent	48%	48%	31%	29%	17%
Unit-contingent with availability guarantees (1)	40%	35%	28%	14%	7%
Firm liquidated damages	5%	0%	0%	0%	0%
Total	93%	83%	59%	43%	24%
Planned energy output (TWh)	21	41	40	41	41
Average contracted price per MWh (2)	$55	$61	$58	$55	$54

(1)

  A sale of power on a unit-contingent basis coupled with a guarantee of availability provides for the payment to the power purchaser of contract damages, if incurred, in the event the seller fails to deliver power as a result of the failure of the specified generation unit to generate power at or above a specified availability threshold. All of Entergy's outstanding guarantees of availability provide for dollar limits on Entergy's maximum liability under such guarantees.

(2)

  The Vermont Yankee acquisition included a 10-year PPA under which the former owners will buy most of the power produced by the plant, which is through the expiration in 2012 of the current operating license for the plant. The PPA includes an adjustment clause under which the prices specified in the PPA will be adjusted downward monthly, beginning in November 2005, if power market prices drop below PPA prices, which has not happened thus far and is not expected in the foreseeable future.

  Entergy's Non-Utility Nuclear business' purchase of the FitzPatrick and Indian Point 3 plants from NYPA included value sharing agreements with NYPA. In October 2007, NYPA and the subsidiaries that own the FitzPatrick and Indian Point 3 plants amended and restated the value sharing agreements to clarify and amend certain provisions of the original terms. Under the amended value sharing agreements, Entergy's Non-Utility Nuclear business agreed to make annual payments to NYPA based on the generation output of the Indian Point 3 and FitzPatrick plants from January 2007 through December 2014. Entergy's Non-Utility Nuclear business will pay NYPA $6.59 per MWh for power sold from Indian Point 3, up to an annual cap of $48 million, and $3.91 per MWh for power sold from FitzPatrick, up to an annual cap of $24 million. The annual payment for each year is due by January 15 of the following year. If Entergy or an Entergy affiliate ceases to own the plants, then, after January 2009, the annual payment obligation terminates for generation after the date that Entergy ownership ceases. We believe that the contractual obligation to make value sharing payments to NYPA, other than for 2008 generation output, will terminate if the Non-Utility Nuclear spin-off transaction is completed. On June 3, 2008, NYPA informed Entergy in writing that it disagrees with Entergy's interpretation of the termination provisions of the agreement. In addition, in regulatory proceedings in New York, the Administrative Law Judges have indicated that the potential financial effect of the termination of the value sharing payments on NYPA and New York electric consumers are factors the Administrative Law Judges believe should be considered by the New York Public Service Commission in making its public interest determination.

  Some of the agreements to sell the power produced by Entergy's Non-Utility Nuclear power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements. The Entergy subsidiary is required to provide collateral based upon the difference between the current market and contracted power prices in the regions where Non-Utility Nuclear sells power. The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty. Cash and letters of credit are also acceptable forms of collateral. At June 30, 2008, based on power prices at that time, Entergy had in place as collateral $1,501 million of Entergy Corporation guarantees for wholesale transactions, including $64 million of guarantees that support letters of credit and $102 million of cash collateral. The assurance requirement associated with Non-Utility Nuclear is estimated to increase by an amount of up to $302 million if gas prices increase $1 per MMBtu in both the short- and long-term markets. In the event of a decrease in Entergy Corporation's credit rating to below investment grade, Entergy will be required to replace Entergy Corporation guarantees with cash or letters of credit under some of the agreements.

  In addition to selling the power produced by its plants, the Non-Utility Nuclear business sells installed capacity to load-serving distribution companies in order for those companies to meet requirements placed on them by the ISO in their area. Following is a summary of the amount of the Non-Utility Nuclear business' installed capacity that is currently sold forward, and the blended amount of the Non-Utility Nuclear business' planned generation output and installed capacity that is currently sold forward as of June 30, 2008 (2008 represents the remaining two quarters of the year):

	2008	2009	2010	2011	2012
Non-Utility Nuclear:
Percent of capacity sold forward:
Bundled capacity and energy contracts	26%	27%	26%	27%	19%
Capacity contracts	62%	38%	31%	15%	2%
Total	88%	65%	57%	42%	21%
Planned net MW in operation	4,998	4,998	4,998	4,998	4,998
Average capacity contract price per kW per month	$2.0	$2.0	$3.4	$3.7	$3.5
Blended Capacity and Energy (based on revenues)
% of planned generation and capacity sold forward	87%	74%	47%	31%	15%
Average contract revenue per MWh	$57	$62	$61	$57	$54

  As of June 30, 2008, approximately 96% of Non-Utility Nuclear's counterparty exposure from energy and capacity contracts is with counterparties with public investment grade credit ratings.

  Critical Accounting Estimates

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy's accounting for nuclear decommissioning costs, unbilled revenue, impairment of long-lived assets, qualified pension and other postretirement benefits, and other contingencies.

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

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
	(In Thousands, Except Share Data)

OPERATING REVENUES
Electric	$2,524,222	$2,194,644	$4,570,449	$4,306,104
Natural gas	53,985	42,909	143,380	127,861
Competitive businesses	686,064	531,799	1,415,176	1,029,446
TOTAL	3,264,271	2,769,352	6,129,005	5,463,411

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	726,836	595,602	1,267,337	1,383,014
Purchased power	748,203	601,000	1,368,845	1,045,239
Nuclear refueling outage expenses	55,840	44,614	107,098	87,589
Other operation and maintenance	710,309	639,670	1,321,577	1,204,046
Decommissioning	46,816	42,080	92,812	79,910
Taxes other than income taxes	125,942	116,348	234,513	239,031
Depreciation and amortization	247,977	238,653	492,962	471,063
Other regulatory charges - net	34,239	13,345	69,519	36,885
TOTAL	2,696,162	2,291,312	4,954,663	4,546,777

OPERATING INCOME	568,109	478,040	1,174,342	916,634

OTHER INCOME
Allowance for equity funds used during construction	9,085	7,459	18,371	24,717
Interest and dividend income	23,399	53,948	77,680	111,058
Equity in earnings (loss) of unconsolidated equity affiliates	(2,572)	477	(3,501)	2,101
Miscellaneous - net	3,916	(6,459)	(7,640)	(11,778)
TOTAL	33,828	55,425	84,910	126,098

INTEREST AND OTHER CHARGES
Interest on long-term debt	119,903	124,057	243,047	247,156
Other interest - net	28,030	33,553	60,567	65,768
Allowance for borrowed funds used during construction	(4,937)	(4,386)	(10,053)	(14,915)
Preferred dividend requirements and other	4,975	6,188	9,973	12,409
TOTAL	147,971	159,412	303,534	310,418

INCOME BEFORE INCOME TAXES	453,966	374,053	955,718	732,314

Income taxes	183,012	106,451	376,015	252,517

CONSOLIDATED NET INCOME	$270,954	$267,602	$579,703	$479,797

Earnings per average common share:
Basic	$1.42	$1.36	$3.02	$2.41
Diluted	$1.37	$1.32	$2.93	$2.34
Dividends declared per common share	$0.75	$0.54	$1.50	$1.08

Basic average number of common shares outstanding	191,326,928	196,979,140	191,983,266	198,754,673
Diluted average number of common shares outstanding	197,864,459	203,423,646	198,101,863	204,785,090

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)
	2008	2007
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$579,703	$479,797
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(2,808)	8,038
Other regulatory charges - net	69,519	36,885
Depreciation, amortization, and decommissioning	585,774	550,973
Deferred income taxes, investment tax credits, and non-current taxes accrued	365,337	507,929
Equity in earnings of unconsolidated equity affiliates - net of dividends	3,501	(2,101)
Changes in working capital:
Receivables	(216,810)	(123,088)
Fuel inventory	(12,257)	(10,533)
Accounts payable	357,503	(137,102)
Taxes accrued	-	(189,410)
Interest accrued	(48,799)	(29,093)
Deferred fuel	(555,444)	37,705
Other working capital accounts	(218,001)	(169,775)
Provision for estimated losses and reserves	10,680	56,241
Changes in other regulatory assets	39,964	132,989
Other	(44,293)	(185,323)
Net cash flow provided by operating activities	913,569	964,132

INVESTING ACTIVITIES
Construction/capital expenditures	(778,818)	(717,115)
Allowance for equity funds used during construction	18,371	24,717
Nuclear fuel purchases	(217,487)	(219,328)
Proceeds from sale/leaseback of nuclear fuel	152,353	124,185
Proceeds from sale of assets and businesses	30,725	13,063
Payment for purchase of plant	(56,409)	(336,211)
Insurance proceeds received for property damages	63,088	82,081
Changes in transition charge account	9,171	-
NYPA value sharing payment	(72,000)	-
Decrease (increase) in other investments	(95,166)	73,969
Proceeds from nuclear decommissioning trust fund sales	748,181	1,013,414
Investment in nuclear decommissioning trust funds	(809,653)	(1,075,084)
Net cash flow used in investing activities	(1,007,644)	(1,016,309)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)
	2008	2007
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	1,800,543	2,042,123
Common stock and treasury stock	27,862	53,706
Retirement of long-term debt	(1,383,393)	(699,906)
Repurchase of common stock	(369,612)	(825,460)
Redemption of preferred stock	-	(2,250)
Changes in credit line borrowings - net	150,000	-
Dividends paid:
Common stock	(288,172)	(215,472)
Preferred stock	(10,030)	(13,344)
Net cash flow provided by (used in) financing activities	(72,802)	339,397

Effect of exchange rates on cash and cash equivalents	(430)	(243)

Net increase (decrease) in cash and cash equivalents	(167,307)	286,977

Cash and cash equivalents at beginning of period	1,253,728	1,016,152

Effect of the reconsolidation of Entergy New Orleans on cash and cash equivalents	-	17,093

Cash and cash equivalents at end of period	$1,086,421	$1,320,222

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$340,077	$297,229
Income taxes	$127,856	$228,750

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2008 and December 31, 2007
(Unaudited)
	2008	2007
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$168,624	$126,652
Temporary cash investments - at cost,
which approximates market	917,797	1,127,076
Total cash and cash equivalents	1,086,421	1,253,728
Securitization recovery trust account	10,102	19,273
Accounts receivable:
Customer	755,425	610,724
Allowance for doubtful accounts	(20,357)	(25,789)
Other	310,645	303,060
Accrued unbilled revenues	347,163	288,076
Total accounts receivable	1,392,876	1,176,071
Deferred fuel costs	500,498	-
Accumulated deferred income taxes	-	38,117
Fuel inventory - at average cost	220,841	208,584
Materials and supplies - at average cost	725,176	692,376
Deferred nuclear refueling outage costs	194,736	172,936
System agreement cost equalization	215,869	268,000
Gas hedge contracts	122,971	-
Prepayments and other	268,505	129,162
TOTAL	4,737,995	3,958,247

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	76,959	78,992
Decommissioning trust funds	3,154,962	3,307,636
Non-utility property - at cost (less accumulated depreciation)	224,536	220,204
Other	176,500	82,563
TOTAL	3,632,957	3,689,395

PROPERTY, PLANT AND EQUIPMENT
Electric	33,650,605	32,959,022
Property under capital lease	738,492	740,095
Natural gas	297,622	300,767
Construction work in progress	1,026,306	1,054,833
Nuclear fuel under capital lease	429,414	361,502
Nuclear fuel	609,426	665,620
TOTAL PROPERTY, PLANT AND EQUIPMENT	36,751,865	36,081,839
Less - accumulated depreciation and amortization	15,457,574	15,107,569
PROPERTY, PLANT AND EQUIPMENT - NET	21,294,291	20,974,270

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	615,832	595,743
Other regulatory assets	2,932,336	2,971,399
Deferred fuel costs	168,122	168,122
Goodwill	377,172	377,172
Other	934,636	908,654
TOTAL	5,028,098	5,021,090

TOTAL ASSETS	$34,693,341	$33,643,002

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
June 30, 2008 and December 31, 2007
(Unaudited)
	2008	2007
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$397,527	$996,757
Notes payable	175,037	25,037
Accounts payable	1,388,805	1,031,300
Customer deposits	298,632	291,171
Accumulated deferred income taxes	118,061	-
Interest accrued	139,162	187,968
Deferred fuel costs	-	54,947
Obligations under capital leases	151,721	152,615
Pension and other postretirement liabilities	35,765	34,795
System agreement cost equalization	215,909	268,000
Fair value of derivative instruments	363,957	60,025
Other	167,654	154,139
TOTAL	3,452,230	3,256,754

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	6,306,393	6,379,679
Accumulated deferred investment tax credits	334,552	343,539
Obligations under capital leases	287,641	220,438
Other regulatory liabilities	576,601	490,323
Decommissioning and asset retirement cost liabilities	2,575,683	2,489,061
Accumulated provisions	144,875	133,406
Pension and other postretirement liabilities	1,299,857	1,361,326
Long-term debt	10,755,654	9,728,135
Fair value of derivative instruments	370,374	26,964
Other	955,657	1,039,544
TOTAL	23,607,287	22,212,415

Commitments and Contingencies

Preferred stock without sinking fund	311,019	311,162

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 500,000,000
shares; issued 248,174,087 shares in 2008 and in 2007	2,482	2,482
Paid-in capital	4,860,481	4,850,769
Retained earnings	7,027,630	6,735,965
Accumulated other comprehensive income (loss)	(510,958)	8,320
Less - treasury stock, at cost (57,633,453 shares in 2008 and
55,053,847 shares in 2007)	4,056,830	3,734,865
TOTAL	7,322,805	7,862,671

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$34,693,341	$33,643,002

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL
For the Three Months Ended June 30, 2008 and 2007
(Unaudited)

	2008		2007
	(In Thousands)

RETAINED EARNINGS

Retained Earnings - Beginning of period	$6,900,345		$6,211,617

Add: Consolidated net income	270,954	$270,954	267,602	$267,602

Deduct:
Dividends declared on common stock	143,669		106,532

Retained Earnings - End of period	$7,027,630		$6,372,687

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period:
Accumulated derivative instrument fair value changes	($191,306)		($64,111)

Pension and other postretirement liabilities	(111,281)		(105,431)

Net unrealized investment gains	89,061		108,547

Foreign currency translation	6,377		6,435
Total	(207,149)		(54,560)

Net derivative instrument fair value changes
arising during the period (net of tax expense (benefit) of ($160,474) and $1,851)	(285,280)	(285,280)	4,549	4,549

Pension and other postretirement liabilities (net of tax expense of $348 and $1,092)	2,247	2,247	(339)	(339)

Net unrealized investment gains (losses) (net of tax expense (benefit) of ($7,901) and $4,317)	(21,223)	(21,223)	8,350	8,350

Foreign currency translation (net of tax expense of $241 and $124)	447	447	231	231

Balance at end of period:
Accumulated derivative instrument fair value changes	(476,586)		(59,562)

Pension and other postretirement liabilities	(109,034)		(105,770)

Net unrealized investment gains	67,838		116,897

Foreign currency translation	6,824		6,666
Total	($510,958)		($41,769)
Comprehensive Income (Loss)		($32,855)		$280,393

PAID-IN CAPITAL

Paid-in Capital - Beginning of period	$4,853,837		$4,831,803

Add:
Common stock issuances related to stock plans	6,644		9,256

Paid-in Capital - End of period	$4,860,481		$4,841,059

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008		2007
	(In Thousands)

RETAINED EARNINGS

Retained Earnings - Beginning of period	$6,735,965		$6,113,042

Add:
Consolidated net income	579,703	$579,703	479,797	$479,797
Adjustment related to FIN 48 implementation	-		(4,600)
Total	579,703		475,197

Deduct:
Dividends declared on common stock	288,038		215,552

Retained Earnings - End of period	$7,027,630		$6,372,687

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period:
Accumulated derivative instrument fair value changes	($12,540)		($105,578)

Pension and other postretirement liabilities	(107,145)		(105,909)

Net unrealized investment gains	121,611		104,551

Foreign currency translation	6,394		6,424
Total	8,320		(100,512)

Net derivative instrument fair value changes
arising during the period (net of tax expense (benefit) of ($259,574) and $30,176)	(464,046)	(464,046)	46,016	46,016

Pension and other postretirement liabilities (net of tax expense of $4,325 and $1,366)	(1,889)	(1,889)	139	139

Net unrealized investment gains (losses) (net of tax expense (benefit) of ($34,531) and $7,107)	(53,773)	(53,773)	12,346	12,346

Foreign currency translation (net of tax expense of $232 and $130)	430	430	242	242

Balance at end of period:
Accumulated derivative instrument fair value changes	(476,586)		(59,562)

Pension and other postretirement liabilities	(109,034)		(105,770)

Net unrealized investment gains	67,838		116,897

Foreign currency translation	6,824		6,666
Total	($510,958)		($41,769)
Comprehensive Income		$60,425		$538,540

PAID-IN CAPITAL

Paid-in Capital - Beginning of period	$4,850,769		$4,827,265

Add (Deduct):
Common stock issuances related to stock plans	9,712		13,794

Paid-in Capital - End of period	$4,860,481		$4,841,059

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Increase/
Description	2008	2007	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$808	$691	$117	17
Commercial	661	576	85	15
Industrial	739	640	99	15
Governmental	59	54	5	9
Total retail	2,267	1,961	306	16
Sales for resale	108	98	10	10
Other	149	136	13	10
Total	$2,524	$2,195	$329	15

Utility Billed Electric Energy
Sales (GWh):
Residential	7,372	6,985	387	6
Commercial	6,688	6,481	207	3
Industrial	9,730	9,814	(84)	(1)
Governmental	586	562	24	4
Total retail	24,376	23,842	534	2
Sales for resale	1,440	1,428	12	1
Total	25,816	25,270	546	2

Non-Utility Nuclear:
Operating Revenues	$610	$472	$138	29
Billed Electric Energy Sales (GWh)	10,145	8,896	1,249	14

	Six Months Ended		Increase/
Description	2008	2007	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$1,539	$1,435	$104	7
Commercial	1,209	1,132	77	7
Industrial	1,345	1,273	72	6
Governmental	113	105	8	8
Total retail	4,206	3,945	261	7
Sales for resale	196	189	7	4
Other	168	172	(4)	(2)
Total	$4,570	$4,306	$264	6

Utility Billed Electric Energy
Sales (GWh):
Residential	15,384	14,777	607	4
Commercial	12,926	12,597	329	3
Industrial	19,107	19,137	(30)	-
Governmental	1,155	1,111	44	4
Total retail	48,572	47,622	950	2
Sales for resale	2,729	3,066	(337)	(11)
Total	51,301	50,688	613	1

Non-Utility Nuclear:
Operating Revenues	$1,290	$930	$360	39
Billed Electric Energy Sales (GWh)	20,905	17,211	3,694	21

  ENTERGY CORPORATION AND SUBSIDIARIES

  NOTES TO FINANCIAL STATEMENTS
  (Unaudited)

  NOTE 1. COMMITMENTS AND CONTINGENCIES

  Entergy and the Registrant Subsidiaries are involved in a number of legal, regulatory, and tax proceedings before various courts, regulatory commissions, and governmental agencies in the ordinary course of business. While management is unable to predict the outcome of such proceedings, management does not believe that the ultimate resolution of these matters will have a material adverse effect on Entergy's results of operations, cash flows, or financial condition. Entergy discusses regulatory proceedings in Note 2 to the financial statements in the Form 10-K, the Entergy Texas Form 10, and herein and discusses tax proceedings in Note 3 to the financial statements in the Form 10-K and the Entergy Texas Form 10, and in Note 10 to the financial statements herein.

  Nuclear Insurance

  See Note 8 to the financial statements in the Form 10-K for information on nuclear liability and property insurance associated with Entergy's nuclear power plants.

  Conventional Property Insurance

  See Note 8 to the financial statements in the Form 10-K and Note 6 to the financial statements in the Entergy Texas Form 10 for information regarding Entergy's non-nuclear property insurance program. In April 2008, Entergy received from its primary insurer $53.6 million of additional insurance proceeds on its Hurricane Katrina claim, and almost all of the April 2008 proceeds were allocated to Entergy New Orleans.

  Entergy has settled its lawsuit against one of its excess insurers on the Hurricane Katrina claim, and in July 2008 received $71.5 million in proceeds on the claim. The July 2008 proceeds were allocated as follows: $2.0 million to Entergy Arkansas, $3.7 million to Entergy Gulf States Louisiana, $12.4 million to Entergy Louisiana, $1.8 million to Entergy Mississippi, and $48.4 million to Entergy New Orleans, with the remainder allocated in smaller amounts to other Entergy subsidiaries.

  NYPA Value Sharing Agreements

  Entergy's Non-Utility Nuclear business' purchase of the FitzPatrick and Indian Point 3 plants from NYPA included value sharing agreements with NYPA. In October 2007, NYPA and the subsidiaries that own the FitzPatrick and Indian Point 3 plants amended and restated the value sharing agreements to clarify and amend certain provisions of the original terms. Under the amended value sharing agreements, Entergy's Non-Utility Nuclear business agreed to make annual payments to NYPA based on the generation output of the Indian Point 3 and FitzPatrick plants from January 2007 through December 2014. Entergy's Non-Utility Nuclear business will pay NYPA $6.59 per MWh for power sold from Indian Point 3, up to an annual cap of $48 million, and $3.91 per MWh for power sold from FitzPatrick, up to an annual cap of $24 million. The annual payment for each year is due by January 15 of the following year. If Entergy or an Entergy affiliate ceases to own the plants, then, after January 2009, the annual payment obligation terminates for generation after the date that Entergy ownership ceases. We believe that the contractual obligation to make value sharing payments to NYPA, other than for 2008 generation output, will terminate if the Non-Utility Nuclear spin-off transaction is completed. On June 3, 2008, NYPA informed Entergy in writing that it disagrees with Entergy's interpretation of the termination provisions of the agreement. In addition, in regulatory proceedings in New York, the Administrative Law Judges have indicated that the potential financial effect of the termination of the value sharing payments on NYPA and New York electric consumers are factors the Administrative Law Judges believe should be considered by the New York Public Service Commission in making its public interest determination.

  Employment Litigation

  The Registrant Subsidiaries and other Entergy subsidiaries are responding to various lawsuits in both state and federal courts and to other labor-related proceedings filed by current and former employees and third parties not selected for open positions. These actions include, but are not limited to, allegations of wrongful employment actions; wage disputes and other claims under the Fair Labor Standards Act or its state counterparts; claims of race, gender and disability discrimination; disputes arising under collective bargaining agreements; unfair labor practice proceedings and other administrative proceedings before the National Labor Relations Board; claims of retaliation; and claims for or regarding benefits under various Entergy Corporation sponsored plans. Entergy and the Registrant Subsidiaries are responding to these suits and proceedings and deny liability to the claimants.

  Asbestos and Hazardous Material Litigation (Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

  See Note 8 to the financial statements in the Form 10-K for information regarding asbestos and hazardous material litigation involving Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans and see Note 6 to the financial statements in the Entergy Texas Form 10 for information regarding asbestos and hazardous material litigation involving Entergy Texas.

  NOTE 2. RATE AND REGULATORY MATTERS

  Regulatory Assets

  Other Regulatory Assets

  See Note 2 to the financial statements in the Form 10-K and in the Entergy Texas Form 10 for information regarding regulatory assets in the Utility business reflected on the balance sheets of Entergy and the Registrant Subsidiaries.

  Fuel and purchased power cost recovery

  See Note 2 to the financial statements in the Form 10-K for information regarding fuel proceedings involving the Utility operating companies. Following are updates to that information.

  Entergy Arkansas

  Production Cost Allocation Rider

  In its June 2007 decision on Entergy Arkansas' August 2006 rate filing, the APSC approved a production cost allocation rider for recovery from customers of the retail portion of the costs allocated to Entergy Arkansas as a result of the System Agreement proceedings, but set a termination date of December 31, 2008 for the rider. In December 2007, the APSC issued a subsequent order stating the production cost allocation rider will remain in effect, and any future termination of the rider will be subject to eighteen months advance notice by the APSC, which would occur following notice and hearing. On March 18, 2008, the Arkansas attorney general and the AEEC filed a notice of appeal of the December 2007 APSC order. The Arkansas attorney general's and the AEEC's appeal briefs are due September 5, 2008, and the appellees' briefs, including Entergy Arkansas', are due October 5, 2008.

  In June 2008, Entergy Arkansas filed with the APSC its annual redetermination of the production cost allocation rider. The redetermination resulted in a slight increase in the rates beginning with the first billing cycle of July 2008.

  See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - System Agreement Proceedings" in the Form 10-K and herein for a discussion of the System Agreement proceedings.

  Energy Cost Recovery Rider

  Entergy Arkansas' retail rates include an energy cost recovery rider. In December 2007, the APSC issued an order stating that Entergy Arkansas' energy cost recovery rider will remain in effect, and any future termination of the rider will be subject to eighteen months advance notice by the APSC, which would occur following notice and hearing. On March 18, 2008, the Arkansas attorney general and the AEEC filed a notice of appeal of the December 2007 APSC order. The Arkansas attorney general's and the AEEC's appeal briefs are due September 5, 2008, and the appellees' briefs, including Entergy Arkansas', are due October 5, 2008.

  In March 2008, Entergy Arkansas filed with the APSC its annual energy cost rate for the period April 2008 through March 2009. The filed energy cost rate increased from $0.01179/kWh to $0.01869/kWh. The increase was caused by the following: 1) all three of the nuclear power plants from which Entergy Arkansas obtains power, ANO 1 and 2 and Grand Gulf, will have refueling outages in 2008, and the energy cost rate is adjusted to account for the replacement power costs that will be incurred while these units are down; 2) Entergy Arkansas has a deferred fuel cost balance from under-recovered fuel costs at December 31, 2007; and 3) fuel and purchased power prices have increased.

  Entergy Mississippi

  In May 2008, Entergy Mississippi filed its quarterly fuel adjustment factor for the third quarter 2008, effective beginning with July 2008 bills. The third quarter 2008 factor is $0.038861/kWh, which is an increase from the $0.010878/kWh factor for the second quarter 2008. The increase is due to a significant increase in fuel prices, and Entergy Mississippi has gone from an over-recovery to an under-recovery position during 2008. In July 2008, the MPSC began a proceeding to investigate the fuel procurement practices and fuel adjustment schedules of the Mississippi utility companies, including Entergy Mississippi. A two-day public hearing was held in July 2008, and after a recess as the MPSC reviewed information, the hearing resumed on August 5, 2008 for additional testimony by an expert witness retained by the MPSC. The expert witness presented testimony regarding a review of the utilities' fuel adjustment clauses.  The MPSC stated that the goal of the proceeding is fact-finding so that the MPSC may decide whether to amend the current fuel cost recovery process.

  Entergy Texas

  In January 2008, Entergy Texas made a compliance filing with the PUCT describing how its 2007 Rough Production Cost Equalization receipts under the System Agreement were allocated between Entergy Gulf States, Inc.'s Texas and Louisiana jurisdictions. Several parties have intervened in the proceeding. A hearing was held at the end of July 2008, and a decision is pending.

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

  Storm Cost Recovery Filings

  See Note 2 to the financial statements in the Form 10-K for information regarding storm cost recovery filings involving the Utility operating companies. The following is an update to the Form 10-K.

  Entergy Gulf States Louisiana and Entergy Louisiana - Act 55 Storm Cost Financings

  In March 2008, Entergy Gulf States Louisiana, Entergy Louisiana, and the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, filed at the LPSC an application requesting that the LPSC grant financing orders authorizing the financing of Entergy Gulf States Louisiana and Entergy Louisiana storm costs, storm reserves, and issuance costs pursuant to Act 55 of the Louisiana Legislature (Act 55 financings). The Act 55 financings are expected to produce additional customer benefits as compared to Act 64 traditional securitization.  Entergy Gulf States Louisiana and Entergy Louisiana also filed an application requesting LPSC approval for ancillary issues including the mechanism to flow charges and savings to customers via a Storm Cost Offset rider.  On April 3, 2008, the Louisiana State Bond Commission granted preliminary approval for the Act 55 financings.  On April 8, 2008, the Louisiana Public Facilities Authority (LPFA), which is the issuer of the bonds pursuant to the Act 55 financings, approved requests for the Act 55 financings.  On April 10, 2008, Entergy Gulf States Louisiana and Entergy Louisiana and the LPSC Staff filed with the LPSC an uncontested stipulated settlement that includes Entergy Gulf States Louisiana and Entergy Louisiana's proposals under the Act 55 financings, which includes a commitment to pass on to customers a minimum of $10 million and $30 million of customer benefits, respectively.  On April 16, 2008, the LPSC approved the settlement and issued two financing orders and one ratemaking order intended to facilitate implementation of the Act 55 financings.  On May 6, 2008, the State Bond Commission voted to approve the Act 55 financings.

  On July 29, 2008, the LPFA issued $679 million in bonds under the aforementioned Act 55.  From the bond proceeds received by Entergy Louisiana from the LURC, Entergy Louisiana invested $527 million in affiliate securities.  The LURC deposited $152 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana.  As approved by the April 16, 2008 LPSC orders, Entergy Louisiana withdrew $17.8 million from the restricted escrow account and also invested this amount in affiliate securities.

  Entergy Gulf States Louisiana expects that in September 2008 the LPFA will issue $273 million in bonds under the aforementioned Act 55.  From the bond proceeds expected to be received by Entergy Gulf States Louisiana from the LURC, Entergy Gulf States Louisiana is expected to invest $186 million in affiliate securities.  In addition, Entergy Gulf States Louisiana expects the LURC to deposit $87 million to a restricted escrow account as a storm damage reserve for Entergy Gulf States Louisiana.  As approved by the April 16, 2008 LPSC orders, it is expected that Entergy Gulf States Louisiana will withdraw $1.7 million from the restricted escrow account and will also invest this amount in affiliate securities.

  Retail Rate Proceedings

  See Note 2 to the financial statements in the Form 10-K for information regarding retail rate proceedings involving the Utility operating companies. The following are updates to the Form 10-K.

  Filings with the APSC (Entergy Arkansas)

  Ouachita Acquisition

  Entergy Arkansas filed with the APSC in September 2007 for its approval of the Ouachita plant acquisition, including full cost recovery.  The APSC Staff and the Arkansas attorney general supported Entergy Arkansas' acquisition of the plant, but oppose the sale of one-third of the capacity and energy to Entergy Gulf States Louisiana.  The industrial group AEEC opposes Entergy Arkansas' purchase of the plant.  The Arkansas attorney general opposes recovery of the non-fuel costs of the plant through a separate rider, while the APSC Staff recommended revisions to the rider. In December 2007, the APSC issued an order approving recovery through a rider of the capacity costs associated with the interim tolling agreement, which will be in effect until APSC action on the acquisition of the plant. A hearing before the APSC was held in April 2008 to address Entergy Arkansas' request for acquisition of the plant and concurrent cost recovery. In June 2008 the APSC approved Entergy Arkansas' acquisition of the Ouachita plant and approved recovery of the acquisition and ownership costs through a rate rider. The APSC also approved the planned sale of one-third of the capacity and energy to Entergy Gulf States Louisiana. The Arkansas attorney general, the AEEC, and Entergy Arkansas have requested rehearing of the APSC order. Entergy Arkansas' request for rehearing concerns the 7.61% before-tax return on rate base approved by the APSC, which reflects significant sources of zero-cost capital already reflected in base rates. Entergy Arkansas had requested a 10.87% before-tax return on rate base reflecting the cost of the debt and equity capital resources available to finance the Ouachita plant acquisition.

  On March 18, 2008 the Arkansas attorney general and the AEEC filed a notice of appeal of the December 2007 APSC order that approved recovery through a rider of the capacity costs associated with the interim tolling agreement. The Arkansas attorney general's and the AEEC's appeal briefs are due September 20, 2008, and the appellees' briefs, including Entergy Arkansas', are due October 20, 2008.

  Storm Cost Recovery Proposal

  In June 2008, together with other Arkansas utilities, Entergy Arkansas filed a joint application for approval of storm cost recovery accounting and a storm damage rider. To enable recovery of 2008 storm cost expenditures through the rider and storm reserve accounting, the applicants requested that the APSC establish a procedural schedule that would allow resolution of this proceeding no later than December 15, 2008.

  Filings with the LPSC

  Retail Rates - Electric

  (Entergy Louisiana)

  In May 2008, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2007 test year, seeking an $18.4 million rate increase, comprised of $12.6 million of recovery of incremental and deferred capacity costs and $5.8 million related to lost contribution to fixed costs associated with the loss of customers due to Hurricane Katrina. The filing includes two alternative versions of the calculated revenue requirement, one that reflects Entergy Louisiana's full request for recovery of the loss of fixed cost contribution and the other that reflects the anticipated rate implementation in September 2008, subject to refund, of only a portion of the full request, with the remainder deferred, until the lost fixed cost contribution issue is resolved. Under the first alternative, Entergy Louisiana's earned return on common equity was 9.44%, whereas under the other alternative, its earned return on common equity was 9.04%. The LPSC staff and intervenors issued their reports on Entergy Louisiana's filing on July 31, 2008 and, with minor exceptions, primarily raised proposed disallowance issues that were previously raised with regard to Entergy Louisiana's May 2007 filing and remain at issue in that proceeding. Entergy Louisiana disagrees with the majority of the proposed adjustments.

  In May 2007, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2006 test year, indicating a 7.6% earned return on common equity. That filing included Entergy Louisiana's request to recover $39.8 million in unrecovered fixed costs associated with the loss of customers that resulted from Hurricane Katrina, a request that was recently reduced to $31.7 million. In September 2007, Entergy Louisiana modified its formula rate plan filing to reflect its implementation of certain adjustments proposed by the LPSC Staff in its review of Entergy Louisiana's original filing with which Entergy Louisiana agreed, and to reflect its implementation of an $18.4 million annual formula rate plan increase comprised of (1) a $23.8 million increase representing 60% of Entergy Louisiana revenue deficiency, and (2) a $5.4 million decrease for reduced incremental and deferred capacity costs. The LPSC authorized Entergy Louisiana to defer for accounting purposes the difference between its $39.8 million claim, now at $31.7 million, for unrecovered fixed cost and 60% of the revenue deficiency to preserve Entergy Louisiana's right to pursue that claim in full during the formula rate plan proceeding. In October 2007, Entergy Louisiana implemented a $7.1 million formula rate plan decrease that was due primarily to the reclassification of certain franchise fees from base rates to collection via a line item on customer bills pursuant to an LPSC Order. The LPSC staff and intervenors have recommended disallowance of certain costs included in Entergy Louisiana's filing. Entergy Louisiana disagrees with the majority of the proposed disallowances and a hearing on the disputed issues is set to begin in late September 2008.

  In May 2006, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2005 test year. Entergy Louisiana modified the filing in August 2006 to reflect a 9.45% return on equity which is within the allowed bandwidth. The modified filing includes an increase of $24.2 million for interim recovery of storm costs from Hurricanes Katrina and Rita and a $119.2 million rate increase to recover LPSC-approved incremental deferred and ongoing capacity costs. The filing requested recovery of approximately $50 million for the amortization of capacity deferrals over a three-year period, including carrying charges, and approximately $70 million for ongoing capacity costs. The increase was implemented, subject to refund, with the first billing cycle of September 2006. Entergy Louisiana subsequently updated its formula rate plan rider to reflect adjustments proposed by the LPSC Staff with which it agrees. The adjusted return on equity of 9.56% remains within the allowed bandwidth. Ongoing and deferred incremental capacity costs were reduced to $118.7 million. The updated formula rate plan rider was implemented, subject to refund, with the first billing cycle of October 2006. An uncontested stipulated settlement was filed in February 2008 that will leave the current base rates in place, and the LPSC approved the settlement in March 2008. In the settlement Entergy Louisiana agreed to credit customers $7.2 million, plus $0.7 million of interest, for customer contributions to the Central States Compact in Nebraska that was never completed and agreed to a one-time $2.6 million deduction from the deferred capacity cost balance. The credit, for which Entergy Louisiana had previously recorded a provision, was made in May 2008.

  (Entergy Gulf States Louisiana)

  In May 2008, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2007 test year. The filing reflected a 9.26% return on common equity, which is below the allowed earnings bandwidth, and indicated a $5.4 million revenue deficiency, offset by a $4.1 million decrease in required additional capacity costs. Consideration of the filing is pending, and under the formula rate plan Entergy Gulf States Louisiana would implement new rates in September 2008.

  In May 2007, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2006 test year. The filing reflected a 10.0% return on common equity, which is within the allowed earnings bandwidth, and an anticipated formula rate plan decrease of $23 million annually attributable to adjustments outside of the formula rate plan sharing mechanism related to capacity costs and the anticipated securitization of storm costs related to Hurricane Katrina and Hurricane Rita and the securitization of a storm reserve. In September 2007, Entergy Gulf States Louisiana modified the formula rate plan filing to reflect a 10.07% return on common equity, which is still within the allowed bandwidth. The modified filing also reflected implementation of a $4.1 million rate increase, subject to refund, attributable to recovery of additional LPSC-approved incremental deferred and ongoing capacity costs. The rate decrease anticipated in the original filing did not occur because of the additional capacity costs approved by the LPSC, and because securitization of storm costs associated with Hurricane Katrina and Hurricane Rita and the establishment of a storm reserve have not yet occurred. In October 2007, Entergy Gulf States Louisiana implemented a $16.4 million formula rate plan decrease that is due to the reclassification of certain franchise fees from base rates to collection via a line item on customer bills pursuant to an LPSC order. The LPSC staff issued its final report in December 2007, indicating a $1.6 million decrease in formula rate plan revenues for which interim rates were already in effect. In addition, the LPSC staff recommended that the LPSC give a one-year extension of Entergy Gulf States Louisiana's formula rate plan to synchronize with the final year of Entergy Louisiana's formula rate plan, or alternatively, to extend the formula rate plan for a longer period. Entergy Gulf States Louisiana indicated it is amenable to a one-year extension. An uncontested stipulated settlement was filed in February 2008 that will leave the current base rates in place and extend the formula rate plan for one year, and the LPSC approved the settlement in March 2008.

  Retail Rates - Gas (Entergy Gulf States Louisiana)

  In January 2008, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ending September 30, 2007.  The filing showed a revenue deficiency of $3.7 million based on a return on common equity mid-point of 10.5%. Entergy Gulf States Louisiana implemented a $3.4 million rate increase in April 2008 pursuant to an uncontested agreement with the LPSC staff.

  Filings with the PUCT and Texas Cities

  Entergy Texas made a rate filing in September 2007 with the PUCT requesting an annual rate increase totaling $107.5 million, including a base rate increase of $64.3 million and riders totaling $43.2 million. The base rate increase includes a $12.2 million annual increase for the storm damage reserve. Entergy Texas requested an 11% return on common equity. In December 2007 the PUCT issued an order setting September 26, 2008 as the effective date for the rate change from the rate filing. In May 2008, Entergy Texas and certain parties in the rate case filed a non-unanimous settlement that provides for a $42.5 million base rate increase beginning in October 2008 and an additional $17 million base rate increase beginning in October 2009. The non-unanimous settlement also provides that $25 million of System Agreement rough production cost equalization payments will offset the effect on customers of the rate increase. The non-unanimous settlement further provides that an additional $17 million on an annual basis of System Agreement rough production cost equalization payments will be retained by Entergy Texas from January 2009 through September 2009. The non-unanimous settlement also resolves the fuel reconciliation portion of the proceeding with a $4.5 million disallowance. The PUCT staff, the Texas Industrial Energy Consumers (TIEC), and the state of Texas did not join in the settlement and filed a separate agreement among them that provides for a rate decrease, later revised to a slight increase, and a $4.7 million fuel cost disallowance. In May 2008 the ALJs issued an order stating that the proceeding will continue with Entergy Texas having the burden of proof to show that the non-unanimous settlement results in reasonable rates. The hearing on the merits of the non-unanimous settlement was held from June 23 through July 2, 2008, and post-hearing briefing by the parties is ongoing.

  Filings with the MPSC

  In March 2008, Entergy Mississippi made its annual scheduled formula rate plan filing for the 2007 test year with the MPSC.  The filing showed that a $10.1 million increase in annual electric revenues is warranted. In June 2008, Entergy Mississippi reached a settlement with the Mississippi Public Utilities Staff that results in a $3.8 million rate increase. An MPSC decision on the settlement is pending.

  Filings with the New Orleans City Council

  Retail Rates

  In January 2008, Entergy New Orleans voluntarily implemented a 6.15% base rate credit (the recovery credit) for electric customers, which Entergy New Orleans estimates will return approximately $10.6 million to electric customers in 2008. Entergy New Orleans was able to implement this credit because during 2007 the recovery of New Orleans after Hurricane Katrina was occurring faster than expected in 2006 projections. In addition, Entergy New Orleans committed to set aside $2.5 million for an energy efficiency program focused on community education and outreach and weatherization of homes.

  On July 31, 2008, Entergy New Orleans filed an electric and gas base rate case with the City Council. The filing requests an 11.75% return on common equity. The filing calls for a $23.0 million decrease in electric base rates, which includes keeping the recovery credit in effect, as well as realigning approximately $12.3 million of capacity costs from recovery through the fuel adjustment clause to electric base rates. The filing also calls for a $9.1 million increase in gas base rates to fund on-going operations. This request is unrelated to the on-going rebuild of Entergy New Orleans' natural gas system. The procedural schedule calls for a hearing on the filing to commence on January 5, 2009, with certification of the evidentiary record by a hearing officer on or before February 28, 2009.

  Fuel Adjustment Clause Litigation

  See Note 2 to the financial statements in the Form 10-K for a discussion of the complaint filed in April 1999 by a group of ratepayers against Entergy New Orleans, Entergy Corporation, Entergy Services, and Entergy Power in state court in Orleans Parish purportedly on behalf of all Entergy New Orleans ratepayers and a corresponding complaint filed with the City Council. In February 2004, the City Council approved a resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through September 2004. In May 2005 the Civil District Court for the Parish of Orleans affirmed the City Council resolution, finding no support for the plaintiffs' claim that the refund amount should be higher. In June 2005, the plaintiffs appealed the Civil District Court decision to the Louisiana Fourth Circuit Court of Appeal. On February 25, 2008, the Fourth Circuit Court of Appeal issued a decision affirming in part, and reversing in part, the Civil District Court's decision.  Although the Fourth Circuit Court of Appeal did not reverse any of the substantive findings and conclusions of the City Council or the Civil District Court, the Fourth Circuit found that the amount of the refund was arbitrary and capricious and increased the amount of the refund to $34.3 million.  Entergy New Orleans believes that the increase in the refund ordered by the Fourth Circuit is not justified. Entergy New Orleans, the City Council, and the plaintiffs requested rehearing, and in April 2008, the Fourth Circuit granted the plaintiffs' request for rehearing. In addition to changing the basis for the court's decision in the manner requested by the plaintiffs, the court also granted the plaintiffs' request that it provide for interest on the refund amount. The court denied the motions for rehearing filed by the City Council and Entergy New Orleans. In May 2008, Entergy New Orleans and the City Council filed with the Louisiana Supreme Court applications for a writ of certiorari seeking, among other things, reversal of the Fourth Circuit decision.

  System Energy Rate Proceeding

  In March 2008, the LPSC filed a complaint at the FERC under Federal Power Act section 206 against System Energy and Entergy Services. The complaint requests that the FERC set System Energy's rate of return on common equity at no more than 9.75%. The LPSC's complaint further requests that System Energy base its decommissioning and depreciation expenses on a 60-year useful life for Grand Gulf as opposed to the 40-year life specified in the existing NRC operating license. The APSC, the City of New Orleans, the MPSC, and other parties have intervened in the proceeding. System Energy filed its answer to the complaint in April 2008, in which it denies the allegations of the LPSC and requests that the FERC dismiss the complaint without a hearing. On July 1, 2008, the FERC issued an order denying the relief requested by the LPSC.

  Electric Industry Restructuring in Texas

  Refer to Note 2 to the financial statements in the Form 10-K and Entergy Texas Form 10 for a discussion of electric industry restructuring activity that involves Entergy Texas.

  NOTE 3. COMMON EQUITY

  Common Stock

  Earnings per Share

  The following tables present Entergy's basic and diluted earnings per share calculations included on the consolidated income statement:

	For the Three Months Ended June 30,
	2008		2007
	(In Millions, Except Per Share Data)
		$/share		$/share
Consolidated net income	$271.9		$267.6

Average number of common shares outstanding - basic	191.3	$1.42	197.0	$1.36
Average dilutive effect of:
Stock Options	5.0	(0.036)	5.1	(0.034)
Equity Units	1.6	(0.011)	1.2	(0.008)
Deferred Units	-	(0.000)	0.1	(0.001)
Average number of common shares outstanding - diluted	197.9	$1.37	203.4	$1.32

	For the Six Months Ended June 30,
	2008		2007
	(In Millions, Except Per Share Data)
		$/share		$/share
Consolidated net income	$580.6		$479.8

Average number of common shares outstanding - basic	192.0	$3.02	198.8	$2.41
Average dilutive effect of:
Stock Options	4.8	(0.073)	5.0	(0.059)
Equity Units	1.3	(0.021)	0.9	(0.011)
Deferred Units	-	(0.001)	0.1	(0.001)
Average number of common shares outstanding - diluted	198.1	$2.93	204.8	$2.34

  Entergy's stock option and other equity compensation plans are discussed in Note 12 to the consolidated financial statements in the Form 10-K.

  Treasury Stock

  During the six months ended June 30, 2008, Entergy Corporation issued 687,693 shares of its previously repurchased common stock to satisfy stock option exercises and other stock-based awards. Also, during the six months ended June 30, 2008, Entergy Corporation purchased 3,267,299 shares of common stock for a total purchase price of $369.6 million.

  Retained Earnings

  On July 28, 2008, Entergy Corporation's Board of Directors declared a common stock dividend of $0.75 per share, payable on September 2, 2008 to holders of record as of August 8, 2008.

  Accumulated Other Comprehensive Income (Loss)

  Based on market prices as of June 30, 2008, cash flow hedges with net unrealized losses of approximately $233.2 million net-of-tax at June 30, 2008 are expected to be reclassified from accumulated other comprehensive income to operating revenues during the next twelve months. The actual amount reclassified from accumulated other comprehensive income, however, could vary due to future changes in market prices. See Note 1 (Derivative Financial Instruments and Commodity Derivatives) and Note 16 to the financial statements in the Form 10-K for additional discussion of the accounting treatment of cash flow hedges.

  NOTE 4. LINES OF CREDIT, RELATED SHORT-TERM BORROWINGS, AND LONG-TERM DEBT

  Entergy Corporation has in place a credit facility that expires in August 2012 and has a borrowing capacity of $3.5 billion. Entergy Corporation also has the ability to issue letters of credit against the total borrowing capacity of the credit facility. The facility fee is currently 0.09% of the commitment amount. Facility fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation. The weighted average interest rate as of June 30, 2008 was 3.002% on the drawn portion of the facility. Following is a summary of the borrowings outstanding and capacity available under the facility as of June 30, 2008.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,500	$2,772	$72	$656

  Entergy Corporation's facility requires it to maintain a consolidated debt ratio of 65% or less of its total capitalization. If Entergy fails to meet this ratio, or if Entergy or one of the Utility operating companies (except Entergy New Orleans) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the facility maturity date may occur.

  Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy Texas each had credit facilities available as of June 30, 2008 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of June 30, 2008

Entergy Arkansas	April 2009	$100 million (b)	4.50%	$100 million
Entergy Gulf States Louisiana	August 2012	$100 million (c)	5.00%	$30 million
Entergy Louisiana	August 2012	$200 million (d)	2.91%	$200 million
Entergy Mississippi	May 2009	$30 million (e)	3.926%	$30 million
Entergy Mississippi	May 2009	$20 million (e)	3.926%	$20 million
Entergy Texas	August 2012	$100 million (f)	2.9075%	-

(a)	The interest rate is the weighted average interest rate as of June 30, 2008 applied or that would be applied to the outstanding borrowings under the facility.
(b)	The credit facility requires Entergy Arkansas to maintain a debt ratio of 65% or less of its total capitalization.
(c)

  The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against the borrowing capacity of the facility. As of June 30, 2008, no letters of credit were outstanding. The credit facility requires Entergy Gulf States Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization. Pursuant to the terms of the credit agreement, the amount of debt assumed by Entergy Texas ($930 million as of June 30, 2008 and $1.079 billion as of December 31, 2007) is excluded from debt and capitalization in calculating the debt ratio.

(d)

  The credit facility allows Entergy Louisiana to issue letters of credit against the borrowing capacity of the facility. As of June 30, 2008, no letters of credit were outstanding. The credit facility requires Entergy Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(e)	Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable.
(f)

  The credit facility allows Entergy Texas to issue letters of credit against the borrowing capacity of the facility. As of June 30, 2008, no letters of credit were outstanding. The credit facility requires Entergy Texas to maintain a consolidated debt ratio of 65% or less of its total capitalization. Pursuant to the terms of the credit agreement, the transition bonds issued by Entergy Gulf States Reconstruction Funding I, LLC, a subsidiary of Entergy Texas, are excluded from debt and capitalization in calculating the debt ratio.

  The facility fees on the credit facilities range from 0.09% to 0.15% of the commitment amount.

  The short-term borrowings of the Registrant Subsidiaries and certain other Entergy subsidiaries are limited to amounts authorized by the FERC. The current FERC-authorized limits are effective through March 31, 2010 (except Entergy Gulf States Louisiana and Entergy Texas, which are effective through November 8, 2009). In addition to borrowings from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' dependence on external short-term borrowings. Borrowings from the money pool and external borrowings combined may not exceed the FERC authorized limits. As of June 30, 2008, Entergy's subsidiaries' aggregate money pool and external short-term borrowings authorized limit was $2.1 billion, the aggregate outstanding borrowing from the money pool was $403 million, and Entergy's subsidiaries' had $380 million in outstanding short-term borrowing from external sources.

  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings for the Registrant Subsidiaries as of June 30, 2008:

	Authorized	Borrowings
	(In Millions)

Entergy Arkansas	$250	$125.5
Entergy Gulf States Louisiana	$200	-
Entergy Louisiana	$250	$52.4
Entergy Mississippi	$175	$50.0
Entergy New Orleans	$100	-
Entergy Texas	$200	-
System Energy	$200	-

  Debt Issuances and Redemptions

  (Entergy Arkansas)

  In July 2008, Entergy Arkansas issued $300 million of 5.4% Series First Mortgage Bonds due August 2013. Entergy Arkansas intends to use the proceeds to fund the purchase of, and improvements relating to, the Ouachita power plant and for general corporate purposes. Pending the application of the net proceeds, Entergy Arkansas intends to use the proceeds for working capital purposes, including repayment of short-term debt, and it may invest them in temporary cash investments or the Entergy System money pool.

  (Entergy Gulf States Louisiana)

  In May 2008, Entergy Gulf States Louisiana issued $375 million of 6.00% Series First Mortgage Bonds due May 2018. The proceeds were used to pay at maturity the portion of the $325 million of the 3.6% Series First Mortgage Bonds due June 2008 that had not been assumed by Entergy Texas and to redeem, prior to maturity, $189.7 million of the $350 million Floating Rate series of First Mortgage Bonds due December 2008, and for other general corporate purposes.

  The portion of the $325 million of 3.6% Series First Mortgage Bonds due June 2008 that had been assumed by Entergy Texas was paid at maturity by Entergy Texas in June 2008, and that bond series is no longer outstanding. The remainder of the $350 million Floating Rate series of First Mortgage Bonds due December 2008 had been assumed by Entergy Texas, and management expects Entergy Texas to redeem those bonds by their maturity date.

  (Entergy Louisiana)

  In April 2008, Entergy Louisiana repurchased, prior to maturity, $60 million of Auction Rate governmental bonds, which are being held for possible remarketing at a later date.

  (Entergy Mississippi)

  In April 2008, Entergy Mississippi repurchased its $30 million series of Independence County Pollution Control Revenue Bonds due July 2022. At the time of repurchase, the bonds were converted from an Auction Rate mode to a Daily Mode. In June 2008, Entergy Mississippi remarketed the series and converted the bonds to a Multi-Annual Mode and fixed the rate to maturity at 4.90%. Entergy Mississippi used the proceeds from the remarketing to repay short-term borrowings that were drawn on its credit facilities to repurchase the bonds in April 2008.

  (Entergy New Orleans)

  On August 1, 2008, Entergy New Orleans paid, at maturity, its $30 million of 3.875% Series first mortgage bonds.

  Tax Exempt Bond Audit

  The IRS completed an audit of certain Tax Exempt Bonds (Bonds) issued by St. Charles Parish, State of Louisiana (the Issuer). The Bonds were issued to finance previously unfinanced acquisition costs expended by Entergy Louisiana to acquire certain radioactive solid waste disposal facilities (the Facilities) at the Waterford Steam Electric Generating Station. In March and April 2005, the IRS issued proposed adverse determinations that the Issuer's 7.0% Series bonds due 2022, 7.5% Series bonds due 2021, and 7.05% Series bonds due 2022 were not tax exempt. The stated basis for these determinations was that radioactive waste did not constitute "solid waste" within the provisions of the Internal Revenue Code and therefore the Facilities did not qualify as solid waste disposal facilities. The three series of Bonds are the only series of bonds issued by the Issuer for the benefit of Entergy Louisiana that were the subject of audits by the IRS. Because the Issuer, Entergy Louisiana, and IRS Office of Appeals desired to settle the issue that was raised, Entergy Louisiana made a $1.25 million payment to the IRS. The terms of the settlement have no effect on the Issuer or the bondholders.

  NOTE 5. STOCK-BASED COMPENSATION

  Entergy grants stock options, which are described more fully in Note 12 to the consolidated financial statements in the Form 10-K. Entergy adopted SFAS 123R, "Share-Based Payment" on January 1, 2006. The adoption of the standard did not materially affect Entergy's financial position, results of operations, or cash flows because Entergy adopted the fair value based method of accounting for stock options prescribed by SFAS 123, "Accounting for Stock-Based Compensation" on January 1, 2003. Prior to 2003, Entergy applied the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. Awards under Entergy's plans generally vest over three years.

  The following table includes financial information for stock options for the second quarter and six months ended June 30 for each of the years presented:

	2008	2007
	(In Millions)
Compensation expense included in Entergy's Net Income for the second quarter	$4.7	$3.9
Tax benefit recognized in Entergy's Net Income for the second quarter	$1.8	$1.5

Compensation expense included in Entergy's Net Income for the six months ended June 30,	$9.1	$7.1
Tax benefit recognized in Entergy's Net Income for the six months ended June 30,	$3.5	$2.7
Compensation cost capitalized as part of fixed assets and inventory	$1.7	$1.2

  Entergy granted 1,617,400 stock options during the first quarter 2008 with a weighted-average fair value of $14.43. At June 30, 2008, there were 11,464,959 stock options outstanding with a weighted-average exercise price of $65.49. The aggregate intrinsic value of the stock options outstanding was $631 million.

  NOTE 6. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

  Components of Net Pension Cost

  Entergy's qualified pension cost, including amounts capitalized, for the second quarters of 2008 and 2007, included the following components:

	2008	2007
	(In Thousands)

Service cost - benefits earned during the period	$22,598	$24,141
Interest cost on projected benefit obligation	51,646	46,292
Expected return on assets	(57,640)	(50,880)
Amortization of prior service cost	1,266	1,383
Amortization of loss	6,482	11,444
Net pension costs	$24,352	$32,380

  Entergy's qualified pension cost, including amounts capitalized, for the six months ended June 30, 2008 and 2007, included the following components:

	2008	2007
	(In Thousands)

Service cost - benefits earned during the period	$45,196	$48,038
Interest cost on projected benefit obligation	103,293	92,154
Expected return on assets	(115,279)	(101,506)
Amortization of prior service cost	2,532	2,766
Amortization of loss	13,416	22,888
Net pension costs	$49,158	$64,340

  The Registrant Subsidiaries' qualified pension cost, including amounts capitalized, for the second quarters of 2008 and 2007, included the following components:
		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2008	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,584	$1,841	$2,058	$1,063	$445	$968	$930
Interest cost on projected
benefit obligation	11,616	5,047	6,784	3,627	1,415	3,882	1,937
Expected return on assets	(11,765)	(7,165)	(8,134)	(4,075)	(1,839)	(5,047)	(2,452)
Amortization of prior service
cost	223	110	119	90	52	80	9
Amortization of loss	2,303	115	920	485	319	156	90
Net pension cost/(income)	$5,961	($52)	$1,747	$1,190	$392	$39	$514

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2007	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,638	$3,011	$2,231	$1,089	$470	$1,012	$1,021
Interest cost on projected
benefit obligation	10,498	8,139	6,251	3,371	1,260	3,439	1,710
Expected return on assets	(11,009)	(10,750)	(7,808)	(3,837)	(1,446)	(4,536)	(2,136)
Amortization of prior service
cost	412	304	160	114	44	133	12
Amortization of loss	2,721	623	1,433	749	368	262	151
Net pension cost	$6,260	$1,327	$2,267	$1,486	$696	$310	$758

  The Registrant Subsidiaries' qualified pension cost, including amounts capitalized, for the six months ended June 30, 2008 and 2007, included the following components:
		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2008	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$7,168	$3,682	$4,116	$2,126	$890	$1,936	$1,860
Interest cost on projected
benefit obligation	23,232	10,094	13,568	7,254	2,830	7,764	3,874
Expected return on assets	(23,530)	(14,330)	(16,268)	(8,150)	(3,678)	(10,094)	(4,904)
Amortization of prior service
cost	446	220	238	180	104	160	18
Amortization of loss	4,606	230	1,840	970	638	312	180
Net pension cost/(income)	$11,922	($104)	$3,494	$2,380	$784	$78	$1,028

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2007	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$7,276	$6,022	$4,462	$2,178	$940	$2,024	$2,042
Interest cost on projected
benefit obligation	20,996	16,278	12,502	6,742	2,520	6,878	3,420
Expected return on assets	(22,018)	(21,500)	(15,616)	(7,674)	(2,892)	(9,072)	(4,272)
Amortization of prior service
cost	824	608	320	228	88	266	24
Amortization of loss	5,442	1,246	2,866	1,498	736	524	302
Net pension cost	$12,520	$2,654	$4,534	$2,972	$1,392	$620	$1,516

  Entergy recognized $4.3 million and $4.0 million in pension cost for its non-qualified pension plans in the second quarters of 2008 and 2007, respectively. Entergy recognized $8.5 million and $8.0 million in pension cost for its non-qualified pension plans for the six months ended June 30, 2008 and 2007, respectively.

  The Registrant Subsidiaries recognized the following pension cost for their non-qualified pension plans in the second quarters of 2008 and 2007:

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy
	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas
	(In Thousands)
Non-Qualified Pension Cost Second Quarter 2008	$133	$78	$7	$54	$12	$227
Non-Qualified Pension Cost Second Quarter 2007	$123	$317	$6	$44	$57	$231

  The Registrant Subsidiaries recognized the following pension cost for their non-qualified pension plans for the six months ended June 30, 2008 and 2007:

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy
	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas
	(In Thousands)
Non-Qualified Pension Cost Six Months Ended June 30, 2008	$266	$156	$14	$108	$24	$454
Non-Qualified Pension Cost Six Months Ended June 30, 2007	$246	$634	$12	$88	$114	$462

  Components of Net Other Postretirement Benefit Cost

  Entergy's other postretirement benefit cost, including amounts capitalized, for the second quarters of 2008 and 2007, included the following components:

	2008	2007
	(In Thousands)

Service cost - benefits earned during the period	$11,800	$11,034
Interest cost on APBO	17,824	15,808
Expected return on assets	(7,027)	(6,325)
Amortization of transition obligation	957	958
Amortization of prior service cost	(4,104)	(3,959)
Amortization of loss	3,890	4,743
Net other postretirement benefit cost	$23,340	$22,259

  Entergy's other postretirement benefit cost, including amounts capitalized, for the six months ended June 30, 2008 and 2007, included the following components:

	2008	2007
	(In Thousands)

Service cost - benefits earned during the period	$23,600	$21,927
Interest cost on APBO	35,648	31,494
Expected return on assets	(14,054)	(12,585)
Amortization of transition obligation	1,914	1,916
Amortization of prior service cost	(8,208)	(7,918)
Amortization of loss	7,780	9,486
Net other postretirement benefit cost	$46,680	$44,320

  The Registrant Subsidiaries' other postretirement benefit cost, including amounts capitalized, for the second quarters of 2008 and 2007, included the following components:

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2008	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,706	$1,251	$1,099	$514	$295	$606	$513
Interest cost on APBO	3,443	1,917	2,187	1,141	953	1,440	531
Expected return on assets	(2,492)	-	-	(905)	(789)	(1,885)	(511)
Amortization of transition
obligation	205	84	96	88	415	66	2
Amortization of prior service
cost	(197)	146	117	(62)	90	72	(283)
Amortization of loss	1,440	494	677	534	291	357	177
Net other postretirement benefit cost	$4,105	$3,892	$4,176	$1,310	$1,255	$656	$429

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2007	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,525	$1,547	$973	$476	$255	$500	$451
Interest cost on APBO	3,037	2,876	1,941	1,049	870	1,260	433
Expected return on assets	(2,231)	(1,697)	-	(819)	(682)	(1,697)	(470)
Amortization of transition
obligation	205	151	96	88	416	67	2
Amortization of prior service
cost	(197)	218	117	(62)	90	72	(283)
Amortization of loss	1,500	793	764	613	282	349	149
Net other postretirement benefit cost	$3,839	$3,888	$3,891	$1,345	$1,231	$551	$282

  The Registrant Subsidiaries' other postretirement benefit cost, including amounts capitalized, for the six months ended June 30, 2008 and 2007, included the following components:
		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2008	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,412	$2,502	$2,198	$1,028	$590	$1,212	$1,026
Interest cost on APBO	6,886	3,834	4,374	2,282	1,906	2,880	1,062
Expected return on assets	(4,984)	-	-	(1,810)	(1,578)	(3,770)	(1,022)
Amortization of transition
obligation	410	168	192	176	830	132	4
Amortization of prior service
cost	(394)	292	234	(124)	180	144	(566)
Amortization of loss	2,880	988	1,354	1,068	582	714	354
Net other postretirement benefit cost	$82,10	$7,784	$8,352	$2,620	$2,510	$1,312	$858

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2007	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,050	$3,094	$1,946	$952	$510	$1,000	$902
Interest cost on APBO	6,074	5,752	3,882	2,098	1,740	2,520	866
Expected return on assets	(4,462)	(3,394)	-	(1,638)	(1,364)	(3,394)	(940)
Amortization of transition
obligation	410	302	192	176	832	134	4
Amortization of prior service
cost	(394)	436	234	(124)	180	144	(566)
Amortization of loss	3,000	1,586	1,528	1,226	564	698	298
Net other postretirement benefit cost	$7,678	$7,776	$7,782	$2,690	$2,462	$1,102	$564

  Employer Contributions

  Based on current assumptions, Entergy expects to contribute $268 million to its qualified pension plans in 2008. As of the end of July 2008, Entergy had contributed $164 million to its pension plans. Therefore, Entergy presently anticipates contributing an additional $104 million to fund its qualified pension plans in 2008.

  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans in 2008:

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Expected 2008 pension contributions	$70,863	$27,143	$ -	$19,182	$ -	$14,960	$144
Pension contributions made through July 2008	$21,420	$21,324	$ -	$5,798	$ -	$11,752	$88
Remaining estimated pension contributions to be made in 2008	$49,443	$5,819	$ -	$13,384	$ -	$3,208	$56

  Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act)

  Based on actuarial analysis, the estimated effect of future Medicare subsidies reduced the December 31, 2007 Accumulated Postretirement Benefit Obligation (APBO) by $182 million, and reduced the second quarter 2008 and 2007 other postretirement benefit cost by $6.2 million and $6.6 million, respectively. It reduced the six months ended June 30, 2008 and 2007 other postretirement benefit cost by $12.4 million and $13.2 million, respectively.

  Based on actuarial analysis, the estimated effect of future Medicare subsidies reduced the December 31, 2007 APBO, the second quarters 2008 and 2007 other postretirement benefit cost and the six months ended June 30, 2008 and 2007 other postretirement benefit cost for the Registrant Subsidiaries as follows:

		Entergy			Entergy
	Entergy	Gulf States	Entergy	Entergy	New	Entergy	System
	Arkansas	Louisiana	Louisiana	Mississippi	Orleans	Texas	Energy
	(In Thousands)
Reduction in 12/31/2007 APBO	($39,653)	($19,662)	($21,797)	($13,223)	($9,487)	($15,270)	($6,185)
Reduction in second quarter 2008
other postretirement benefit cost	($1,266)	($876)	($706)	($406)	($279)	($263)	($236)
Reduction in second quarter 2007
other postretirement benefit cost	($1,376)	($1,222)	($762)	($438)	($311)	($172)	($246)
Reduction in six months ended
June 30, 2008 other
postretirement benefit cost	($2,532)	($1,752)	($1,412)	($812)	($558)	($526)	($472)
Reduction in six months ended
June 30, 2007 other
postretirement benefit cost	($2,752)	($2,444)	($1,524)	($876)	($622)	($344)	($492)

  For further information on the Medicare Act refer to Note 11 to the financial statements in the Form 10-K.

  NOTE 7. BUSINESS SEGMENT INFORMATION

  Entergy Corporation

  Entergy's reportable segments as of June 30, 2008 are Utility and Non-Utility Nuclear. Utility generates, transmits, distributes, and sells electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and provides natural gas utility service in portions of Louisiana. Non-Utility Nuclear owns and operates six nuclear power plants and is primarily focused on selling electric power produced by those plants to wholesale customers. "All Other" includes the parent company, Entergy Corporation, and other business activity, including the non-nuclear wholesale assets business and earnings on the proceeds of sales of previously-owned businesses.

  Entergy's segment financial information for the second quarters of 2008 and 2007 is as follows:

	Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)
2008
Operating Revenues	$2,579,303	$609,730	$82,088	($6,850)	$3,264,271
Equity in earnings of
unconsolidated equity affiliates	$-	$-	($2,572)	$-	($2,572)
Income Taxes (Benefit)	$112,421	$83,902	($13,311)	$-	$183,012
Net Income	$159,714	$143,616	($32,376)	$-	$270,954

2007
Operating Revenues	$2,238,555	$471,521	$65,817	($6,541)	$2,769,352
Equity in earnings of
unconsolidated equity affiliates	$-	$-	$477	$-	$477
Income Taxes (Benefit)	$98,460	$63,929	($55,938)	$-	$106,451
Net Income	$148,194	$108,726	$10,682	$-	$267,602

  Entergy's segment financial information for the six months ended June 30, 2008 and 2007 is as follows:

	Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)
2008
Operating Revenues	$4,715,633	$1,290,215	$136,889	($13,732)	$6,129,005
Equity in earnings (loss) of
unconsolidated equity affiliates	$-	$-	($3,501)	$-	($3,501)
Income Taxes (Benefit)	$196,664	$208,875	($29,524)	$-	$376,015
Net Income (Loss)	$276,861	$365,314	($62,472)	$-	$579,703
Total Assets	$26,807,661	$7,326,735	$1,984,560	($1,425,615)	$34,693,341

2007
Operating Revenues	$4,435,654	$929,772	$110,865	($12,880)	$5,463,411
Equity in earnings (loss) of
unconsolidated equity affiliates	$-	$-	$2,101	$-	$2,101
Income Taxes (Benefit)	$179,152	$148,664	($75,299)	$-	$252,517
Net Income (Loss)	$252,644	$236,896	($9,743)	$-	$479,797
Total Assets	$26,244,883	$6,654,700	$2,815,623	($2,300,479)	$33,414,727

  Businesses marked with * are sometimes referred to as the "competitive businesses," with the exception of the parent company, Entergy Corporation. Eliminations are primarily intersegment activity. Almost all of Entergy's goodwill is related to the Utility segment.

  Registrant Subsidiaries

  The Registrant Subsidiaries' have one reportable segment, which is an integrated utility business, except for System Energy, which is an electricity generation business. The Registrant Subsidiaries' operations are managed on an integrated basis because of the substantial effect of cost-based rates and regulatory oversight on the business process, cost structures, and operating results.

  NOTE 8. ACQUISITION

  Calcasieu (Entergy Gulf States Louisiana)

  In March 2008, Entergy Gulf States Louisiana purchased the Calcasieu Generating Facility, a 322 MW simple-cycle gas-fired power plant located near the city of Sulphur in southwestern Louisiana, for approximately $56.4 million from Dynegy, Inc. Entergy Gulf States Louisiana received the plant, materials and supplies, SO2 emission allowances, and related real estate in the transaction. The FERC and the LPSC approved the acquisition.

  NOTE 9. RISK MANAGEMENT AND FAIR VALUE

  Fair Values

  See Note 16 to the financial statements in the Form 10-K for a discussion of Entergy's and the Registrant Subsidiaries' exposure to market and commodity risks. See Note 17 to the financial statements in the Form 10-K for a discussion of Entergy's and the Registrant Subsidiaries' decommissioning trust funds.

  Effective January 1, 2008, Entergy and the Registrant Subsidiaries adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 generally does not require any new fair value measurements. However, in some cases, the application of SFAS 157 in the future may change Entergy's and the Registrant Subsidiaries' practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements.

  SFAS 157 defines fair value as an exit price, or the price that would be received to sell an asset or the amount that would be paid to transfer a liability in an orderly transaction between knowledgeable market participants at date of measurement. Entergy and the Registrant Subsidiaries use assumptions or market input data that market participants would use in pricing assets or liabilities at fair value. The inputs can be readily observable, corroborated by market data, or generally unobservable. Entergy and the Registrant Subsidiaries endeavor to use the best available information to determine fair value.

  SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy establishes the highest priority for unadjusted market quotes in an active market for the identical asset or liability and the lowest priority for unobservable inputs. The three levels of fair value hierarchy defined in SFAS 157 are as follows:
    Level 1 - Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of individually owned common stocks and debt instruments.

    Level 2 - Level 2 inputs are inputs other than quoted prices included in level 1 that are, either directly or indirectly, observable for the asset or liability at the measurement date. Level 2 inputs include the following:
    quoted prices for similar assets or liabilities in active markets;
    quoted prices for identical assets or liabilities in inactive markets;
    inputs other than quoted prices that are observable for the asset or liability; or
    inputs that are derived principally from or corroborated by observable market data by correlation or other means.

            Level 2 consists primarily of individually owned debt instruments or shares in common trusts.
  Level 3- Level 3 inputs are pricing inputs that are generally less observable or unobservable from objective sources. These inputs are used with internally developed methodologies to produce management's best estimate of fair value for the asset or liability. Level 3 consists primarily of derivative power contracts used as cash flow hedges of power sales at unregulated power plants.

  The following table sets forth, by level within the fair value hierarchy established by SFAS 157, Entergy's assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2008. The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds	$476	$2,646	$-	$3,122
Gas hedge contracts	123	-	-	123
	$599	$2,646	$-	$3,245

Liabilities:
Power contracts	$-	$-	$734	$734

  A small portion of the assets in the decommissioning trust funds are cash and cash equivalents.

  The following table sets forth a reconciliation of changes in the liabilities for the fair value of derivatives classified as level 3 in the SFAS 157 fair value hierarchy (in millions):

	Second Quarter 2008	Six Months Ended June 30, 2008
Balance as of beginning of period	$288	$12

Price changes	480	676
Originated	3	77
Settlements	(37)	(31)

Balance as of June 30, 2008	$734	$734

  The following table sets forth, by level within the fair value hierarchy established by SFAS 157, the Registrant Subsidaries' assets that are accounted for at fair value on a recurring basis as of June 30, 2008. The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total
	(In Millions)
Entergy Arkansas:
Assets:
Decommissioning trust funds	$16.1	$419.7	$-	$435.8

Entergy Gulf States Louisiana:
Assets:
Decommissioning trust funds	$15.6	$327.8	$-	$343.4
Gas hedge contracts	25.1	-	-	25.1
	$40.7	$327.8	$-	$368.5

Entergy Louisiana:
Assets:
Decommissioning trust funds	$40.0	$165.1	$-	$205.1
Gas hedge contracts	52.8	-	-	52.8
	$92.8	$165.1	$-	$257.9

Entergy Mississippi:
Assets:
Gas hedge contracts	$44.8	$-	$-	$44.8

System Energy:
Assets:
Decommissioning trust funds	$42.9	$259.6	$-	$302.5

  Other Than Temporary Impairment

  In the second quarter 2008 Non-Utility Nuclear recorded a $24.4 million charge to interest income resulting from the recognition of the other than temporary impairment of certain securities held in its decommissioning trust funds.

  NOTE 10. INCOME TAXES

  Income Tax Audits and Litigation

  Entergy expects to reach a final agreement with the IRS relating to the method of allocating overhead. Under this agreement Entergy will concede certain deductions that will result in an increase to taxable income for income tax purposes of $361 million for 2005 and $240 million for 2006. Because Entergy has a consolidated net operating loss carryover into these years, this concession has the effect of reducing the consolidated net operating loss carryover. Entergy's concession will not have a material effect on the Registrant Subsidiaries' net income. Of the total increase to taxable income for income tax purposes of $601 million, the taxable income for income tax purposes of the Registrant Subsidiaries will increase as follows: Entergy Arkansas, $173 million; Entergy Gulf States Louisiana, $200 million, of which Entergy Texas is accountable for $104 million in accordance with the jurisdictional separation plan; Entergy Louisiana, $15 million; Entergy Mississippi, $89 million; Entergy New Orleans, $15 million; and System Energy, $20 million.

  NOTE 11. ENTERGY GULF STATES LOUISIANA AND ENTERGY TEXAS BASIS OF PRESENTATION

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

  As the successor to Entergy Gulf States, Inc. for financial reporting purposes, Entergy Gulf States Louisiana's income statements for the three and six months ended June 30, 2007 and cash flow statement for the six months ended June 30, 2007 include the operations of Entergy Texas. Entergy Gulf States Louisiana's income statements for the three and six months ended June 30, 2008, cash flow statement for the six months ended June 30, 2008, and balance sheets as of December 31, 2007 and June 30, 2008 reflect the effects of the separation of the Texas business.

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

  NOTE 12. NEW ACCOUNTING PRONOUNCEMENTS

  In March 2008 the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161), which requires enhanced disclosures about an entity's derivative and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

  __________________________________

  In the opinion of the management of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals and reclassification of previously reported amounts to conform to current classifications) necessary for a fair statement of the results for the interim periods presented. The business of the Registrant Subsidiaries is subject to seasonal fluctuations, however, with the peak periods occurring during the third quarter. The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.

  Part I, Item 4. Controls and Procedures

  Disclosure Controls and Procedures

  As of June 30, 2008, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy Resources (individually "Registrant" and collectively the "Registrants") management, including their respective Chief Executive Officers (CEO) and Chief

  Financial Officers (CFO). The evaluations assessed the effectiveness of the Registrants' disclosure controls and procedures. Based on the evaluations, each CEO and CFO has concluded that, as to the Registrant or Registrants for which they serve as CEO or CFO, the Registrant's or Registrants' disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant's or Registrants' disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant's or Registrants' management, including their respective CEOs and CFOs, as appropriate to allow timely decisions regarding required disclosure.

  ENTERGY ARKANSAS, INC.

  MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

  Results of Operations

  Net Income

  Second Quarter 2008 Compared to Second Quarter 2007

  Net income decreased $3.1 million primarily due to a higher effective income tax rate, partially offset by higher net revenue. Also contributing to the decrease were higher taxes other than income taxes and higher depreciation and amortization expenses.

  Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

  Net income decreased $9.2 million primarily due to higher other operation and maintenance expenses and a higher effective income tax rate, partially offset by higher net revenue and lower interest and other charges. Also contributing to the decrease were higher depreciation and amortization expenses and lower other income.

  Net Revenue

  Second Quarter 2008 Compared to Second Quarter 2007

  Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing the second quarter 2008 to the second quarter 2007.

Amount
(In Millions)

2007 net revenue	$267.6
Net wholesale revenue	11.1
Rider revenue	2.3
Purchased power capacity	(3.4)
Other	2.3
2008 net revenue	$279.9

  The net wholesale revenue variance is primarily due to improved results from wholesale contracts and higher sales to affiliated companies.

  The rider revenue variance is due to an Energy Efficiency rider which became effective in November 2007. The establishment of the rider results in an increase in rider revenue and a corresponding increase in other operation and maintenance expense with no impact on net income. Also contributing to the variance is the capacity acquisition rider which became effective in February 2008. See Note 2 to the financial statements for discussion of the capacity acquisition rider.

  The purchased power capacity variance is primarily due to higher purchased power capacity charges, including the Ouachita interim tolling agreement, partially offset by lower reserve equalization expenses.

  Gross operating revenues, fuel and purchased power expenses, and other regulatory credits

  Gross operating revenues increased primarily due to:

  an increase of $51.6 million in production cost allocation rider revenues which became effective in July 2007 as a result of the System Agreement proceedings. As a result of the System Agreement proceedings, Entergy Arkansas also has a corresponding increase in deferred fuel expense for payments to other Entergy system companies such that there is no effect on net income. Entergy Arkansas made payments based on the 2006 test year over a seven-month period in 2007 but collections from customers are occurring over a twelve-month period. The production cost allocation rider and System Agreement proceedings are discussed in Note 2 to the financial statements in the Form 10-K;
  an increase of $52.8 million in gross wholesale revenue due to an increase in the average price of energy available for resale sales and an increase in sales to affiliated customers; and
  an increase of $32.3 million in fuel cost recovery revenues due to a change in the energy cost recovery rider effective April 2008. The energy cost recovery rider filings are discussed in Note 2 to the financial statements in the Form 10-K.

            Fuel and purchased power expenses increased primarily due to:
  an increase of $51.6 million in deferred System Agreement payments, as discussed above;
  an increase of $32.9 million in deferred fuel expense related to higher energy cost recovery rates effective April 2008, as discussed above; and
  an increase in the average market price of purchased power.

  Other regulatory credits decreased primarily due to increased recovery of Grand Gulf costs due to increased usage and higher rates.

  Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

  Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing the six months ended June 30, 2008 to the six months ended June 30, 2007.

Amount
(In Millions)

2007 net revenue	$520.9
Net wholesale revenue	14.2
Deferred fuel costs revisions	(5.8)
Purchased power capacity	(5.2)
Other	4.0
2008 net revenue	$528.1

  The net wholesale revenue variance is primarily due to improved results from wholesale contracts and higher billings to affiliated companies.

  The deferred fuel cost revisions variance is primarily due to the 2006 energy cost recovery true-up, made in the first quarter 2007, which increased prior year net revenue by $6.6 million.

  The purchased power capacity variance is primarily due to higher purchased power capacity charges, including the Ouachita interim tolling agreement, partially offset by lower reserve equalization expenses.

  Gross operating revenues, fuel and purchased power expenses, and other regulatory credits

  Gross operating revenues increased primarily due to:

  an increase of $109.0 million in production cost allocation rider revenues which became effective in July 2007 as a result of the System Agreement proceedings. As a result of the System Agreement proceedings, Entergy Arkansas also has a corresponding increase in deferred fuel expense for payments to other Entergy system companies such that there is no effect on net income. Entergy Arkansas made payments based on the 2006 test year over a seven-month period in 2007 but collections from customers are occurring over a twelve-month period. The production cost allocation rider and System Agreement proceedings are discussed in Note 2 to the financial statements in the Form 10-K; and
  an increase of $70.7 million in gross wholesale revenue due to an increase in the average price of energy available for resale sales and an increase in sales to affiliated customers.

  The increase was partially offset by a decrease of $50.8 million in fuel cost recovery revenues due to a change in the energy cost recovery rider effective April 2007. The energy cost recovery rider filings are discussed in Note 2 to the financial statements in the Form 10-K.

  Fuel and purchased power expenses increased due to:
  an increase of $109.0 million in deferred System Agreement payments, as discussed above; and
  an increase in purchased power expense due to an increase in the average market price of purchased power and an increase in volume as a result of a refueling outage at ANO in March 2008.

  The increase was partially offset by a decrease in deferred fuel expense due to a lower energy cost recovery rate.

  Other regulatory credits decreased primarily due to increased recovery of Grand Gulf costs due to increased usage and higher rates.

  Other Income Statement Variances

  Second Quarter 2008 Compared to Second Quarter 2007

  Taxes other than income taxes increased primarily due to an increase in local franchise taxes as a result of higher residential and commercial revenue and an increase in ad valorem taxes due to a higher millage rate and a higher 2008 assessment.

  Depreciation and amortization expenses increased primarily due to an increase in plant in service.

  Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

  Other operation and maintenance expenses increased primarily due to an increase of $16.4 million in storm damage charges as a result of several storms hitting Entergy Arkansas' service territory in the first quarter 2008. Entergy Arkansas discontinued regulatory storm reserve accounting beginning July 2007 as a result of the APSC order issued in Entergy Arkansas' rate case. As a result, non-capital storm expenses are charged to other operation and maintenance expenses. The increase was partially offset by a reimbursement of $7 million of costs in connection with a litigation settlement.

  Depreciation and amortization expenses increased primarily due to an increase in plant in service.

  Other income decreased primarily due to a revision in 2007 to the allowance for equity funds used during construction related to removal costs and a decrease in interest earned on money pool investments.

  Interest and other charges decreased primarily due to interest expense of $2.9 million recorded in the first quarter 2007 on advances from independent power producers per a FERC order and a decrease in interest accrued on the long-term DOE spent fuel obligation, partially offset by a revision to the allowance for borrowed funds used during construction related to removal costs.

  Income Taxes

  The effective income tax rate was 47.9% for the second quarter of 2008 and 45.3% for the six months ended June 30, 2008. The difference in the effective income tax rate for the second quarter 2008 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant items and state income taxes. The difference in the effective income tax rate for the six months ended June 30, 2008 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant items, state income taxes, and an adjustment of the federal tax reserve for prior years, partially offset by flow-through book and tax timing differences.

  The effective income tax rate was 36.8% for the second quarter of 2007 and 41.3% for the six months ended June 30, 2007. The difference in the effective income tax rate for the second quarter of 2007 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant items and state income taxes, partially offset by an adjustment of the federal tax reserve for prior years and book and tax differences related to the allowance for equity funds used during construction. The difference in the effective income tax rate for the six months ended June 30, 2007 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant items and state income taxes, partially offset by a downward revision in the estimate of federal income tax expense related to tax depreciation.

  Liquidity and Capital Resources

  Cash Flow

  Cash flows for the six months ended June 30, 2008 and 2007 were as follows:

	2008	2007
	(In Thousands)

Cash and cash equivalents at beginning of period	$212	$34,815

Cash flow provided by (used in):
Operating activities	151,750	225,125
Investing activities	(179,625)	(159,165)
Financing activities	38,222	(33,937)
Net increase in cash and cash equivalents	10,347	32,023

Cash and cash equivalents at end of period	$10,559	$66,838

  Operating Activities

  Cash flow from operations decreased $73.4 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to decreased recovery of deferred fuel costs, an increase in income taxes paid, the timing of payments to vendors, and an increase of $10.7 million in pension contributions.

  Investing Activities

  Net cash flow used in investing activities increased $20.5 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to an increase in fossil construction expenditures resulting from a coal plant equipment purchase in 2008.

  Financing Activities

  Financing activities provided $38.2 million of cash for the six months ended June 30, 2008 compared to using $33.9 million of cash for the six months ended June 30, 2007 primarily due to borrowings of $100 million on Entergy Arkansas' credit facility, partially offset by money pool activity. Decreases in Entergy Arkansas' payable to the money pool are a use of cash flow, and Entergy Arkansas' payable to the money pool decreased by $52.3 million for the six months ended June 30, 2008. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' need for external short-term borrowings.

  Capital Structure

  Entergy Arkansas' capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2008	December 31, 2007

Net debt to net capital	50.2%	49.0%
Effect of subtracting cash from debt	0.1%	0.0%
Debt to capital	50.3%	49.0%

  Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion. Capital consists of debt and shareholders' equity. Net capital consists of capital less cash and cash equivalents. Entergy Arkansas uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Arkansas' financial condition.

  Uses and Sources of Capital

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Arkansas' uses and sources of capital. Following are updates to the information provided in the Form 10-K.

  The planned construction and other capital investments disclosure in the Form 10-K includes approximately $24 million for initial spending during the 2008-2010 period on installation of scrubbers and low NOx burners at Entergy Arkansas' White Bluff coal plant, which under current environmental regulations must be operational by September 2013. The project remains in the planning stages and has not been fully designed, but the latest conceptual cost estimate has gone up significantly from previous estimates due to increases in equipment, commodity, and labor costs. These estimates indicate that Entergy Arkansas' share of the project could cost approximately $630 million compared to the $375 million reported in the Form 10-K. Entergy Arkansas continues to review potential environmental spending needs and financing alternatives for any such spending, and future spending estimates could change based on the results of this continuing analysis.

  In July 2008, Entergy Arkansas issued $300 million of 5.4% Series First Mortgage Bonds due August 2013. Entergy Arkansas intends to use the proceeds to fund the purchase of, and improvements relating to, the Ouachita power plant and for general corporate purposes. Pending the application of the net proceeds, Entergy Arkansas intends to use the proceeds for working capital purposes, including repayment of short-term debt, and it may invest them in temporary cash investments or the Entergy System money pool.

  In April 2008, Entergy Arkansas renewed its $100 million credit facility through April 2009. As of June 30, 2008, $100 million was outstanding on the credit facility.

  Entergy Arkansas' receivables from or (payables to) the money pool were as follows:

June 30, 2008	December 31, 2007	June 30, 2007	December 31, 2006
(In Thousands)

($25,541)	($77,882)	$26,450	$16,109

  In May 2007, $1.8 million of Entergy Arkansas' receivable from the money pool was replaced by a note receivable from Entergy New Orleans. See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

  Significant Factors and Known Trends

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of state and local rate regulation, federal regulation, Energy Policy Act of 2005, utility restructuring, nuclear matters, and environmental risks. Following are updates to the information provided in the Form 10-K.

  State and Local Rate Regulation

  Ouachita Acquisition

  Entergy Arkansas filed with the APSC in September 2007 for its approval of the Ouachita plant acquisition, including full cost recovery.  The APSC Staff and the Arkansas attorney general supported Entergy Arkansas' acquisition of the plant, but oppose the sale of one-third of the capacity and energy to Entergy Gulf States Louisiana.  The industrial group AEEC opposes Entergy Arkansas' purchase of the plant.  The Arkansas attorney general opposes recovery of the non-fuel costs of the plant through a separate rider, while the APSC Staff recommended revisions to the rider. In December 2007, the APSC issued an order approving recovery through a rider of the capacity costs associated with the interim tolling agreement, which will be in effect until APSC action on the acquisition of the plant. A hearing before the APSC was held in April 2008 to address Entergy Arkansas' request for acquisition of the plant and concurrent cost recovery. In June 2008 the APSC approved Entergy Arkansas' acquisition of the Ouachita plant and approved recovery of the acquisition and ownership costs through a rate rider. The APSC also approved the planned sale of one-third of the capacity and energy to Entergy Gulf States Louisiana. The Arkansas attorney general, the AEEC, and Entergy Arkansas have requested rehearing of the APSC order. Entergy Arkansas' request for rehearing concerns the 7.61% before-tax return on rate base approved by the APSC, which reflects significant sources of zero-cost capital already reflected in base rates. Entergy Arkansas had requested a 10.87% before-tax return on rate base reflecting the cost of the debt and equity capital resources available to finance the Ouachita plant acquisition.

  On March 18, 2008 the Arkansas attorney general and the AEEC filed a notice of appeal of the December 2007 APSC order that approved recovery through a rider of the capacity costs associated with the interim tolling agreement. The Arkansas attorney general's and the AEEC's appeal briefs are due September 20, 2008, and the appellees' briefs, including Entergy Arkansas', are due October 20, 2008.

  Production Cost Allocation Rider

  In its June 2007 decision on Entergy Arkansas' August 2006 rate filing, the APSC approved a production cost allocation rider for recovery from customers of the retail portion of the costs allocated to Entergy Arkansas as a result of the System Agreement proceedings, but set a termination date of December 31, 2008 for the rider. In December 2007, the APSC issued a subsequent order stating the production cost allocation rider will remain in effect, and any future termination of the rider will be subject to eighteen months advance notice by the APSC, which would occur following notice and hearing. On March 18, 2008 the Arkansas attorney general and the AEEC filed a notice of appeal of the December 2007 APSC order. The Arkansas attorney general's and the AEEC's appeal briefs are due September 5, 2008, and the appellees' briefs, including Entergy Arkansas', are due October 5, 2008.

  In June 2008, Entergy Arkansas filed with the APSC its annual redetermination of the production cost allocation rider. The redetermination resulted in a slight increase in the rates beginning with the first billing cycle of July 2008.

  Energy Cost Recovery Rider

  Entergy Arkansas' retail rates include an energy cost recovery rider. In December 2007, the APSC issued an order stating that Entergy Arkansas' energy cost recovery rider will remain in effect, and any future termination of the rider will be subject to eighteen months advance notice by the APSC, which would occur following notice and hearing. On March 18, 2008 the Arkansas attorney general and the AEEC filed a notice of appeal of the December 2007 APSC order. The Arkansas attorney general's and the AEEC's appeal briefs are due September 5, 2008, and the appellees' briefs, including Entergy Arkansas', are due October 5, 2008.

  In March 2008, Entergy Arkansas filed with the APSC its annual energy cost rate for the period April 2008 through March 2009. The filed energy cost rate increased from $0.01179/kWh to $0.01869/kWh. The increase was caused by the following: 1) all three of the nuclear power plants from which Entergy Arkansas obtains power, ANO 1 and 2 and Grand Gulf, will have refueling outages in 2008, and the energy cost rate is adjusted to account for the replacement power costs that will be incurred while these units are down; 2) Entergy Arkansas has a deferred fuel cost balance from under-recovered fuel costs at December 31, 2007; and 3) fuel and purchased power prices have increased.

  Storm Cost Recovery Proposal

  In June 2008, together with other Arkansas utilities, Entergy Arkansas filed a joint application for approval of storm cost recovery accounting and a storm damage rider. To enable recovery of 2008 storm cost expenditures through the rider and storm reserve accounting, the applicants requested that the APSC establish a procedural schedule that would allow resolution of this proceeding no later than December 15, 2008.

  Federal Regulation

  See "System Agreement Proceedings" and "Independent Coordinator of Transmission" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

  Critical Accounting Estimates

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Arkansas' accounting for nuclear decommissioning costs, unbilled revenue, and qualified pension and other postretirement benefits.

  New Accounting Pronouncements

  See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY ARKANSAS, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$580,462	$434,027	$1,079,835	$936,765

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	83,703	(17,191)	167,265	120,847
Purchased power	223,318	193,089	389,842	309,495
Nuclear refueling outage expenses	7,286	7,260	14,217	14,274
Other operation and maintenance	116,547	115,203	223,671	215,058
Decommissioning	8,696	8,134	17,248	16,134
Taxes other than income taxes	22,480	16,251	38,219	36,234
Depreciation and amortization	59,066	56,764	116,303	112,829
Other regulatory credits - net	(6,435)	(9,462)	(5,392)	(14,491)
TOTAL	514,661	370,048	961,373	810,380

OPERATING INCOME	65,801	63,979	118,462	126,385

OTHER INCOME
Allowance for equity funds used during construction	1,563	1,800	3,341	7,396
Interest and dividend income	5,547	4,150	10,804	11,733
Miscellaneous - net	(722)	(601)	(1,735)	(1,805)
TOTAL	6,388	5,349	12,410	17,324

INTEREST AND OTHER CHARGES
Interest on long-term debt	18,207	19,776	36,835	39,130
Other interest - net	1,907	1,918	3,845	6,815
Allowance for borrowed funds used during construction	(749)	(767)	(1,599)	(3,510)
TOTAL	19,365	20,927	39,081	42,435

INCOME BEFORE INCOME TAXES	52,824	48,401	91,791	101,274

Income taxes	25,303	17,809	41,552	41,799

NET INCOME	27,521	30,592	50,239	59,475

Preferred dividend requirements and other	1,718	1,718	3,437	3,437

EARNINGS APPLICABLE TO
COMMON STOCK	$25,803	$28,874	$46,802	$56,038

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
	(In Thousands)

OPERATING ACTIVITIES
Net income	$50,239	$59,475
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(3,010)	658
Other regulatory credits - net	(5,392)	(14,491)
Depreciation, amortization, and decommissioning	133,551	128,963
Deferred income taxes and investment tax credits, and non-current taxes
accrued	34,884	76,124
Changes in working capital:
Receivables	(273)	49,691
Fuel inventory	(8,846)	(10,150)
Accounts payable	(85,077)	198,752
Taxes accrued	-	(37,161)
Interest accrued	(670)	(2,962)
Deferred fuel costs	38,826	46,850
Other working capital accounts	21,347	(245,647)
Provision for estimated losses and reserves	(37)	(29)
Changes in other regulatory assets	8,739	(23,273)
Other	(32,531)	(1,675)
Net cash flow provided by operating activities	151,750	225,125

INVESTING ACTIVITIES
Construction expenditures	(174,456)	(150,285)
Allowance for equity funds used during construction	3,341	7,396
Nuclear fuel purchases	(60,335)	(40,129)
Proceeds from sale/leaseback of nuclear fuel	60,377	42,220
Proceeds from nuclear decommissioning trust fund sales	104,860	14,075
Investment in nuclear decommissioning trust funds	(113,412)	(20,290)
Change in money pool receivable - net	-	(12,152)
Net cash flow used in investing activities	(179,625)	(159,165)

FINANCING ACTIVITIES
Change in credit borrowings - net	100,000	-
Change in money pool payable - net	(52,341)	-
Dividends paid:
Common stock	(6,000)	(30,500)
Preferred stock	(3,437)	(3,437)
Net cash flow provided by (used in) financing activities	38,222	(33,937)

Net increase in cash and cash equivalents	10,347	32,023

Cash and cash equivalents at beginning of period	212	34,815

Cash and cash equivalents at end of period	$10,559	$66,838

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$36,634	$41,895
Income taxes	$36,174	$18,643

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
ASSETS
June 30, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents	$10,559	$212
Accounts receivable:
Customer	103,694	85,414
Allowance for doubtful accounts	(15,551)	(16,649)
Associated companies	74,409	75,756
Other	92,507	124,111
Accrued unbilled revenues	82,086	68,240
Total accounts receivable	337,145	336,872
Deferred fuel costs	75,937	114,763
Fuel inventory - at average cost	29,351	20,505
Materials and supplies - at average cost	111,515	106,165
Deferred nuclear refueling outage costs	27,257	17,623
System agreement cost equalization	215,869	268,000
Prepayments and other	38,690	16,511
TOTAL	846,323	880,651

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	11,203	11,203
Decommissioning trust funds	439,344	466,348
Non-utility property - at cost (less accumulated depreciation)	1,441	1,442
Other	5,391	5,391
TOTAL	457,379	484,384

UTILITY PLANT
Electric	6,950,028	6,792,825
Property under capital lease	1,478	2,436
Construction work in progress	128,358	146,651
Nuclear fuel under capital lease	144,125	124,585
Nuclear fuel	15,713	19,548
TOTAL UTILITY PLANT	7,239,702	7,086,045
Less - accumulated depreciation and amortization	3,188,094	3,112,896
UTILITY PLANT - NET	4,051,608	3,973,149

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	99,452	93,557
Other regulatory assets	526,173	534,937
Other	32,294	33,128
TOTAL	657,919	661,622

TOTAL ASSETS	$6,013,229	$5,999,806

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
June 30, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT LIABILITIES
Notes payable	$100,000	$-
Accounts payable:
Associated companies	325,278	486,201
Other	123,751	100,246
Customer deposits	60,483	57,751
Accumulated deferred income taxes	18,355	26,964
Interest accrued	16,777	17,447
Obligations under capital leases	48,805	49,738
Other	14,537	10,890
TOTAL	707,986	749,237

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,374,017	1,330,324
Accumulated deferred investment tax credits	53,868	55,854
Obligations under capital leases	96,798	77,283
Other regulatory liabilities	81,953	117,510
Decommissioning	522,875	505,626
Accumulated provisions	14,377	14,414
Pension and other postretirement liabilities	251,660	260,381
Long-term debt	1,316,750	1,314,525
Other	51,230	73,739
TOTAL	3,763,528	3,749,656

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	116,350	116,350
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2008
and 2007	470	470
Paid-in capital	588,527	588,527
Retained earnings	836,368	795,566
TOTAL	1,541,715	1,500,913

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,013,229	$5,999,806

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Increase/
Description	2008	2007	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 158	$ 126	$ 32	25
Commercial	109	83	26	31
Industrial	110	81	29	36
Governmental	5	4	1	25
Total retail	382	294	88	30
Sales for resale
Associated companies	115	70	45	64
Non-associated companies	44	36	8	22
Other	39	34	5	15
Total	$ 580	$ 434	$ 146	34

Billed Electric Energy
Sales (GWh):
Residential	1,551	1,523	28	2
Commercial	1,384	1,383	1	-
Industrial	1,765	1,799	(34)	(2)
Governmental	66	67	(1)	(1)
Total retail	4,766	4,772	(6)	-
Sales for resale
Associated companies	1,964	1,578	386	24
Non-associated companies	590	586	4	1
Total	7,320	6,936	384	6

	Six Months Ended		Increase/
Description	2008	2007	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 337	$ 307	$ 30	10
Commercial	203	182	21	12
Industrial	202	183	19	10
Governmental	9	9	-	-
Total retail	751	681	70	10
Sales for resale
Associated companies	211	148	63	43
Non-associated companies	77	70	7	10
Other	41	38	3	8
Total	$ 1,080	$ 937	$ 143	15

Billed Electric Energy
Sales (GWh):
Residential	3,694	3,555	139	4
Commercial	2,731	2,711	20	1
Industrial	3,478	3,520	(42)	(1)
Governmental	131	132	(1)	(1)
Total retail	10,034	9,918	116	1
Sales for resale
Associated companies	3,918	3,571	347	10
Non-associated companies	1,130	1,255	(125)	(10)
Total	15,082	14,744	338	2

  ENTERGY GULF STATES LOUISIANA, L.L.C.

  MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

  Jurisdictional Separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas

  See Part I, Item 1 in the Form 10-K and Entergy Gulf States Louisiana's Management's Financial Discussion and Analysis in the Form 10-K for a discussion of the jurisdictional separation of Entergy Gulf States, Inc. into two vertically integrated utility companies, one operating under the sole retail jurisdiction of the PUCT, Entergy Texas, and the other operating under the sole retail jurisdiction of the LPSC, Entergy Gulf States Louisiana.

  Entergy Gulf States Louisiana is the successor for financial reporting purposes to Entergy Gulf States, Inc. Entergy Gulf States Louisiana's Income Statement for the three and six months ended June 30, 2008 and Entergy Gulf States Louisiana's Cash Flow Statement for the six months ended June 30, 2008, reflect the effects of the separation of the Texas business. Entergy Gulf States Louisiana's Income Statement for the three and six months ended June 30, 2007 and Entergy Gulf States Louisiana's Cash Flow Statement for the six months ended June 30, 2007, include the operations of Entergy Texas. Entergy Gulf States Louisiana's balance sheets as of June 30, 2008 and December 31, 2007 reflect the effects of the separation of the Texas business.

  Pursuant to the LPSC order approving the jurisdictional separation plan, Entergy Gulf States has made two compliance filings in 2008. On March 31, 2008, Entergy Gulf States Louisiana made its jurisdictional separation plan balance sheet compliance filing with the LPSC. On June 11, 2008, Entergy Gulf States Louisiana made its revenue and expense compliance filing.

  Results of Operations

  Following are income statement variances for Entergy Gulf States Louisiana comparing the second quarter 2008 to the second quarter 2007 showing how much the line item increased or (decreased) in comparison to the prior period:
	Second Quarter 2007	Variance caused directly by the jurisdictional separation	Variance caused by other factors	Second Quarter 2008
	(In Thousands)

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	$308,654	($90,646)	($11,086)	$206,922
Other operation and maintenance expenses	141,275	(47,239)	(2,549)	91,487
Taxes other than income taxes	34,830	(12,871)	(2,556)	19,403
Depreciation and amortization	53,060	(17,346)	(1,606)	34,108
Other expenses	6,718	(43)	4,509	11,184
Other income	18,578	4,759	(3,754)	19,583
Interest charges	36,634	(3,259)	(1,880)	31,495
Income taxes	22,755	(5,291)	(1,823)	15,641

Net Income (Loss)	$31,960	$162	($8,935)	$23,187

  Following are income statement variances for Entergy Gulf States Louisiana comparing the six months ended June 30, 2008 to the six months ended June 30, 2007 showing how much the line item increased or (decreased) in comparison to the prior period:

	Six months ended June 30, 2007	Variance caused directly by the jurisdictional separation	Variance caused by other factors	Six months ended June 30, 2008
	(In Thousands)

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	$587,107	($166,220)	($18,475)	$402,412
Other operation and maintenance expenses	267,129	(89,190)	(6,975)	170,964
Taxes other than income taxes	66,142	(26,004)	(3,453)	36,685
Depreciation and amortization	105,475	(34,480)	(3,761)	67,234
Other expenses	13,217	(85)	4,790	17,922
Other income	39,383	8,768	(4,995)	43,156
Interest charges	73,983	(8,233)	(2,744)	63,006
Income taxes	40,987	(3,018)	(2,225)	35,744

Net Income (Loss)	$59,557	$3,558	($9,102)	$54,013

  Net Income

  Second Quarter 2008 Compared to Second Quarter 2007

  Net income decreased by $8.8 million primarily due to lower net revenue, other than the effect on net revenue directly caused by the jurisdictional separation.

  Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

  Net income decreased by $5.5 million primarily due to lower net revenue, other than the effect on net revenue directly caused by the jurisdictional separation, partially offset by lower other operation and maintenance expenses and the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007. For the six months ended June 30, 2007, Entergy Texas reported a net loss of $3.6 million.

  Net Revenue

  Second Quarter 2008 Compared to Second Quarter 2007

  Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the second quarter 2008 to the second quarter 2007.

Amount
(In Millions)

2007 net revenue	$308.7
Jurisdictional separation	(90.6)
Volume/weather	11.1
Other	(22.3)
2008 net revenue	$206.9

  Net revenue decreased primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007.

  The volume/weather variance is due to increased electricity usage in the residential and commercial sectors primarily as a result of more favorable weather compared to the same period in 2007 and increased electricity sales during the unbilled sales period. Billed retail electricity usage increased a total of 91 GWh in the residential and commercial sectors. See Note 1 to the financial statements in the Form 10-K for a discussion of the accounting for unbilled revenues.

  The Other variance is primarily caused by various operational effects of the jurisdictional separation on revenues and fuel and purchased power expenses.

  Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

  Gross operating revenues decreased primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007, partially offset by an increase in fuel cost recovery revenues due to higher fuel rates and increased usage.

  Fuel and purchased power expense decreased primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007.

  Other regulatory charges decreased primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007 and a decrease in capacity charges.

  Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

  Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing six months ended June 30, 2008 to the six months ended June 30, 2007.

Amount
(In Millions)

2007 net revenue	$587.1
Jurisdictional separation	(166.2)
Volume/weather	10.5
Other	(29.0)
2008 net revenue	$402.4

  Net revenue decreased primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007.

  The volume/weather variance is due to increased electricity usage in the residential and commercial sectors primarily as a result of more favorable weather compared to the same period in 2007. Billed retail electricity usage increased a total of 119 GWh for the residential and commercial sectors.

  The Other variance is primarily caused by various operational effects of the jurisdictional separation on revenues and fuel and purchased power expenses.

  Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

  Gross operating revenues decreased primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007, partially offset by an increase in fuel cost recovery revenues due to higher fuel rates and increased usage.

  Fuel and purchased power expense decreased primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007.

  Other regulatory charges decreased primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007 and a decrease in capacity charges.

  Other Income Statement Variances

  Second Quarter 2008 Compared to Second Quarter 2007

  Other operation and maintenance decreased primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007.

  Taxes other than income taxes decreased primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007.

  Depreciation and amortization decreased primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007.

  Nuclear refueling outage expenses increased due to the amortization of higher expenses associated with the planned maintenance and refueling outage at River Bend in the first quarter 2008 as well as the delay of this outage from late 2007 to early 2008 resulting in a shorter amortization period for these costs.

  Other income includes $15 million in interest and dividend income in 2008 related to the debt assumption agreement between Entergy Gulf States Louisiana and Entergy Texas and the $1.079 billion of debt assumed by Entergy Texas as of December 31, 2007. Entergy Gulf States Louisiana remains primarily liable on this debt. The increase in interest income is partially offset by $10 million of other income reported by Entergy Texas for the second quarter 2007. The income from the debt assumption agreement offsets the interest expense on the portion of long-term debt assumed by Entergy Texas. The remaining variance was caused by various individually insignificant factors.

  Interest and other charges decreased primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007 and due to a decrease in long-term debt outstanding.

  Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

  Other operation and maintenance decreased primarily due to:

  a decrease of $89.2 million due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007;

  a decrease of $7.9 million in nuclear labor and contract costs due to a non-refueling plant outage in March 2007; and

  a decrease of $2.9 million in payroll-related costs.

  The decrease was partially offset by an increase of $4.8 million in transmission spending due to higher transmission equalization expenses.

  Taxes other than income taxes decreased primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007.

  Depreciation and amortization decreased primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007.

  Nuclear refueling outage expenses increased due to the amortization of higher expenses associated with the planned maintenance and refueling outage at River Bend in the first quarter 2008 as well as the delay of this outage from late 2007 to early 2008 resulting in a shorter amortization period for these costs.

  Other income includes $30 million in interest and dividend income in 2008 related to the debt assumption agreement between Entergy Gulf States Louisiana and Entergy Texas and the $1.079 billion of debt assumed by Entergy Texas as of December 31, 2007. Entergy Gulf States Louisiana remains primarily liable on this debt. The increase in interest income is partially offset by $21 million of other income reported by Entergy Texas for the six months ended June 30, 2007. The income from the debt assumption agreement offsets the interest expense on the portion of long-term debt assumed by Entergy Texas. The remaining variance was caused by various individually insignificant factors.

  Interest and other charges decreased primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007 and due to a decrease in long-term debt outstanding.

  Income Taxes

  The effective income tax rate was 40.3% for the second quarter 2008 and 39.8% for the six months ended June 30, 2008. The differences in the effective income tax rate for the second quarter 2008 and the six months ended June 30, 2008 versus the federal statutory rate of 35% are due to book and tax differences related to utility plant items and state income taxes, partially offset by flow-through book and tax timing differences, the amortization of investment tax credits, and book and tax differences related to allowance for equity funds used during construction.

  The effective income tax rate was 41.6% for the second quarter 2007 and 40.8% for the six months ended June 30, 2007. The differences in the effective income tax rate for the second quarter 2007 and the six months ended June 30, 2007 versus the federal statutory rate of 35.0% are primarily due to book and tax differences related to utility plant items and state income taxes, partially offset by flow-through book and tax timing differences related to a pension payment, book and tax differences related to allowance for equity funds used during construction, and the amortization of investment tax credits.

  Liquidity and Capital Resources

  Cash Flow

  Cash flows for the six months ended June 30, 2008 and 2007 were as follows:

	2008	2007
	(In Thousands)

Cash and cash equivalents at beginning of period	$108,036	$180,381

Cash flow provided by (used in):
Operating activities	107,817	245,575
Investing activities	(176,998)	(246,690)
Financing activities	(5,379)	272,290
Net increase (decrease) in cash and cash equivalents	(74,560)	271,175

Cash and cash equivalents at end of period	$33,476	$451,556

  Operating Activities

  Net cash flow provided by operating activities decreased $137.8 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007 and decreased recovery of deferred fuel costs, partially offset by the timing of payments to vendors. Fuel prices have been increasing, and due to the time lag before the fuel adjustment rate increases in response, Entergy Gulf States Louisiana has under-recovered fuel costs thus far in 2008.

  Investing Activities

  Net cash flow used in investing activities decreased $69.7 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to the effect of the jurisdictional separation on money pool activity and construction expenditures. The decrease was partially offset by the purchase of the Calcasieu Generating Facility for $56.4 million and an increase in nuclear construction expenditures of $19.1 million primarily due to the rescheduling of the River Bend refueling outage from late 2007 to early 2008. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of the Calcasieu purchase which was completed in March 2008.

  Increases in Entergy Gulf States Louisiana's receivable from the money pool are a use of cash flow, and Entergy Gulf States Louisiana's receivable from the money pool increased by $19.5 million the six months ended June 30, 2008 compared to increasing by $117.7 million the six months ended June 30, 2007. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' need for external short-term borrowings.

  Financing Activities

  Financing activities used $5.4 million for the six months ended June 30, 2008 compared to providing $272.3 million for the six months ended June 30, 2007 primarily due to the issuance of $329.5 million of securitization bonds in June 2007, partially offset by borrowings of $30 million on Entergy Gulf States Louisiana's credit facility.

  Capital Structure

  Entergy Gulf States Louisiana's capitalization is balanced between equity and debt, as shown in the following table. The calculation below does not reduce the debt by the long-term debt assumed by Entergy Texas ($930 million as of June 30, 2008 and $1.079 billion as of December 31, 2007) because Entergy Gulf States Louisiana remains primarily liable on the debt.

	June 30, 2008	December 31, 2007

Net debt to net capital	63.9%	64.4%
Effect of subtracting cash from debt	0.3%	1.0%
Debt to capital	64.2%	65.4%

  Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion. Capital consists of debt and members' equity. Net capital consists of capital less cash and cash equivalents. Entergy Gulf States Louisiana uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Gulf States Louisiana's financial condition.

  Uses and Sources of Capital

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Gulf States Louisiana's uses and sources of capital. Following are updates to the information provided in the Form 10-K.

  Entergy Gulf States Louisiana's receivables from the money pool were as follows:

June 30, 2008	December 31, 2007	June 30, 2007	December 31, 2006
(In Thousands)

$74,961	$55,509	$192,747	$75,048

  See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

  As discussed in the Form 10-K, Entergy Gulf States Louisiana has a credit facility in the amount of $100 million scheduled to expire in August 2012. As of June 30, 2008, $30 million was outstanding on the credit facility.

  In May 2008, Entergy Gulf States Louisiana issued $375 million of 6.00% Series First Mortgage Bonds due May 2018. The proceeds were used to pay at maturity the portion of the $325 million of 3.6% Series First Mortgage Bonds due June 2008 that had not been assumed by Entergy Texas and to redeem, prior to maturity, $189.7 million of the $350 million Floating Rate series of First Mortgage bonds due December 2008, and for other general corporate purposes.

  The portion of the $325 million of 3.6% Series First Mortgage Bonds due June 2008 that had been assumed by Entergy Texas was paid at maturity by Entergy Texas in June 2008, and that bond series is no longer outstanding. The remainder of the $350 million Floating Rate series of First Mortgage bonds due December 2008 had been assumed by Entergy Texas, and management expects Entergy Texas to redeem those bonds by their maturity date.

  Hurricane Rita and Hurricane Katrina

  See the Form 10-K for a discussion of the effects of Hurricanes Katrina and Rita, which hit Entergy Gulf States Inc.'s jurisdictions in Louisiana and Texas in August and September 2005, which resulted in power outages, significant damage to electric distribution, transmission, and generation infrastructure, the temporary loss of sales and customers due to mandatory evacuations, and Entergy Gulf States, Inc.'s initiatives to recover storm restoration and business continuity costs and incremental losses.

  Act 55 Storm Cost Financings

  In March 2008, Entergy Gulf States Louisiana, Entergy Louisiana, and the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, filed at the LPSC an application requesting that the LPSC grant financing orders authorizing the financing of Entergy Gulf States Louisiana and Entergy Louisiana storm costs, storm reserves, and issuance costs pursuant to Act 55 of the Louisiana Legislature (Act 55 financings). The Act 55 financings are expected to produce additional customer benefits as compared to Act 64 traditional securitization.  Entergy Gulf States Louisiana and Entergy Louisiana also filed an application requesting LPSC approval for ancillary issues including the mechanism to flow charges and savings to customers via a Storm Cost Offset rider.  On April 3, 2008, the Louisiana State Bond Commission granted preliminary approval for the Act 55 financings.  On April 8, 2008, the Louisiana Public Facilities Authority (LPFA), which is the issuer of the bonds pursuant to the Act 55 financings, approved requests for the Act 55 financings.  On April 10, 2008, Entergy Gulf States Louisiana and Entergy Louisiana and the LPSC Staff filed with the LPSC an uncontested stipulated settlement that includes Entergy Gulf States Louisiana and Entergy Louisiana's proposals under the Act 55 financings, which includes a commitment to pass on to customers a minimum of $10 million and $30 million of customer benefits, respectively.  On April 16, 2008, the LPSC approved the settlement and issued two financing orders and one ratemaking order intended to facilitate implementation of the Act 55 financings.  On May 6, 2008, the State Bond Commission voted to approve the Act 55 financings.

  Entergy Gulf States Louisiana expects that in September 2008 the LPFA will issue $273 million in bonds under the aforementioned Act 55.  From the bond proceeds expected to be received by Entergy Gulf States Louisiana from the LURC, Entergy Gulf States Louisiana is expected to invest $186 million in affiliate securities.  In addition, Entergy Gulf States Louisiana expects the LURC to deposit $87 million to a restricted escrow account as a storm damage reserve for Entergy Gulf States Louisiana.  As approved by the April 16, 2008 LPSC orders, it is expected that Entergy Gulf States Louisiana will withdraw $1.7 million from the restricted escrow account and will also invest this amount in affiliate securities.

  Significant Factors and Known Trends

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of state and local rate regulation; transition to retail competition; federal regulation; the Energy Policy Act of 2005; industrial and commercial customers; nuclear matters; and environmental risks. Following are updates to the information disclosed in the Form 10-K.

  State and Local Rate Regulation

  Retail Rates - Electric

  In July 2008, the LPSC approved an uncontested settlement between Entergy Gulf States Louisiana and the LPSC Staff authorizing Entergy Gulf States Louisiana's purchase of one-third of the capacity and energy from the 789 MW Ouachita plant, which Entergy Arkansas plans to acquire in 2008. Entergy Gulf States Louisiana expects to purchase one-third of the plant's capacity and output from Entergy Arkansas under a life-of-unit agreement.

  In May 2008, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2007 test year. The filing reflected a 9.26% return on common equity, which is below the allowed earnings bandwidth, and indicated a $5.4 million revenue deficiency, offset by a $4.1 million decrease in required additional capacity costs. Consideration of the filing is pending, and under the formula rate plan Entergy Gulf States Louisiana would implement new rates in September 2008.

  In May 2007, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2006 test year. The filing reflected a 10.0% return on common equity, which is within the allowed earnings bandwidth, and an anticipated formula rate plan decrease of $23 million annually attributable to adjustments outside of the formula rate plan sharing mechanism related to capacity costs and the anticipated securitization of storm costs related to Hurricane Katrina and Hurricane Rita and the securitization of a storm reserve. In September 2007, Entergy Gulf States Louisiana modified the formula rate plan filing to reflect a 10.07% return on common equity, which is still within the allowed bandwidth. The modified filing also reflected implementation of a $4.1 million rate increase, subject to refund, attributable to recovery of additional LPSC-approved incremental deferred and ongoing capacity costs. The rate decrease anticipated in the original filing did not occur because of the additional capacity costs approved by the LPSC, and because securitization of storm costs associated with Hurricane Katrina and Hurricane Rita and the establishment of a storm reserve have not yet occurred. In October 2007, Entergy Gulf States Louisiana implemented a $16.4 million formula rate plan decrease that is due to the reclassification of certain franchise fees from base rates to collection via a line item on customer bills pursuant to an LPSC order. The LPSC staff issued its final report in December 2007, indicating a $1.6 million decrease in formula rate plan revenues for which interim rates were already in effect. In addition, the LPSC staff recommended that the LPSC give a one-year extension of Entergy Gulf States Louisiana's formula rate plan to synchronize with the final year of Entergy Louisiana's formula rate plan, or alternatively, to extend the formula rate plan for a longer period. Entergy Gulf States Louisiana indicated it is amenable to a one-year extension. An uncontested stipulated settlement was filed in February 2008 that will leave the current base rates in place and extend the formula rate plan for one year, and the LPSC approved the settlement in March 2008.

  Retail Rates - Gas

  In January 2008, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ending September 30, 2007.  The filing showed a revenue deficiency of $3.7 million based on a return on common equity mid-point of 10.5%. Entergy Gulf States Louisiana implemented a $3.4 million rate increase in April 2008 pursuant to an uncontested agreement with the LPSC staff.

  Federal Regulation

  See "System Agreement Proceedings" and "Independent Coordinator of Transmission" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

  Critical Accounting Estimates

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Gulf States Louisiana's accounting for nuclear decommissioning costs, the application of SFAS 71, unbilled revenue, and qualified pension and other postretirement benefits.

  New Accounting Pronouncements

  See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$681,491	$864,568	$1,201,787	$1,659,822
Natural gas	21,045	17,090	59,313	55,018
TOTAL	702,536	881,658	1,261,100	1,714,840

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	56,394	192,623	82,116	432,190
Purchased power	440,379	376,395	772,185	683,199
Nuclear refueling outage expenses	8,084	3,816	11,783	7,472
Other operation and maintenance	91,487	141,275	170,964	267,129
Decommissioning	3,100	2,902	6,139	5,745
Taxes other than income taxes	19,403	34,830	36,685	66,142
Depreciation and amortization	34,108	53,060	67,234	105,475
Other regulatory charges (credits) - net	(1,159)	3,986	4,387	12,344
TOTAL	651,796	808,887	1,151,493	1,579,696

OPERATING INCOME	50,740	72,771	109,607	135,144

OTHER INCOME
Allowance for equity funds used during construction	1,222	1,999	2,915	6,430
Interest and dividend income	19,461	15,920	42,269	32,294
Miscellaneous - net	(1,100)	659	(2,028)	659
TOTAL	19,583	18,578	43,156	39,383

INTEREST AND OTHER CHARGES
Interest on long-term debt	31,486	34,797	63,252	69,690
Other interest - net	740	3,122	1,564	8,466
Allowance for borrowed funds used during construction	(731)	(1,285)	(1,810)	(4,173)
TOTAL	31,495	36,634	63,006	73,983

INCOME BEFORE INCOME TAXES	38,828	54,715	89,757	100,544

Income taxes	15,641	22,755	35,744	40,987

NET INCOME	23,187	31,960	54,013	59,557

Preferred distribution requirements and other	207	929	413	1,891

EARNINGS APPLICABLE TO COMMON EQUITY	$22,980	$31,031	$53,600	$57,666

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
	(In Thousands)

OPERATING ACTIVITIES
Net income	$54,013	$59,557
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	-	11,534
Other regulatory charges - net	4,387	12,344
Depreciation, amortization, and decommissioning	73,373	111,220
Deferred income taxes, investment tax credits, and non-current taxes accrued	77,410	(11,844)
Changes in working capital:
Receivables	(74,624)	(171,125)
Fuel inventory	(3,458)	(14,410)
Accounts payable	81,767	40,920
Taxes accrued	-	(12,913)
Interest accrued	(376)	58
Deferred fuel costs	(65,694)	25,258
Other working capital accounts	(98,852)	133,953
Provision for estimated losses and reserves	1,398	(1,163)
Changes in other regulatory assets	(935)	10,539
Other	59,408	51,647
Net cash flow provided by operating activities	107,817	245,575

INVESTING ACTIVITIES
Construction expenditures	(100,924)	(139,892)
Allowance for equity funds used during construction	2,915	6,430
Insurance proceeds	-	6,580
Nuclear fuel purchases	(21,807)	(7,542)
Proceeds from sale/leaseback of nuclear fuel	21,755	9,923
Payment for purchase of plant	(56,409)	-
Proceeds from nuclear decommissioning trust fund sales	26,318	29,533
Investment in nuclear decommissioning trust funds	(33,328)	(36,404)
Change in money pool receivable - net	(19,452)	(117,699)
Changes in other investments - net	3,934	2,381
Net cash flow used in investing activities	(176,998)	(246,690)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	369,549	321,938
Retirement of long-term debt	(366,681)	-
Redemption of preferred stock	-	(2,250)
Changes in credit borrowing - net	30,000	-
Dividends/distributions paid:
Common equity	(37,800)	(45,500)
Preferred membership interests	(447)	(1,898)
Net cash flow provided by (used in) financing activities	(5,379)	272,290

Net increase (decrease) in cash and cash equivalents	(74,560)	271,175

Cash and cash equivalents at beginning of period	108,036	180,381

Cash and cash equivalents at end of period	$33,476	$451,556

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$63,446	$73,694
Income taxes	$11,154	$9,559

Noncash financing activities:
Repayment by Entergy Texas of assumed long-term debt	$148,837	$-

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
ASSETS
June 30, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$86	$233
Temporary cash investments - at cost,
which approximates market	33,390	107,803
Total cash and cash equivalents	33,476	108,036
Accounts receivable:
Customer	88,533	62,408
Allowance for doubtful accounts	(1,259)	(979)
Associated companies	274,645	218,891
Other	63,246	59,059
Accrued unbilled revenues	62,311	54,021
Total accounts receivable	487,476	393,400
Deferred fuel costs	71,338	5,644
Accumulated deferred income taxes	-	21,938
Fuel inventory - at average cost	35,268	31,810
Materials and supplies - at average cost	103,032	100,161
Deferred nuclear refueling outage costs	31,219	5,155
Debt assumption by Entergy Texas	160,286	309,123
Gas hedge contracts	25,089	-
Prepayments and other	53,093	23,533
TOTAL	1,000,277	998,800

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	344,859	366,062
Non-utility property - at cost (less accumulated depreciation)	112,534	109,517
Other	12,990	17,350
TOTAL	470,383	492,929

UTILITY PLANT
Electric	6,285,221	6,132,362
Natural gas	102,463	98,484
Construction work in progress	100,379	141,528
Nuclear fuel under capital lease	122,393	110,769
Nuclear fuel	9,047	11,256
TOTAL UTILITY PLANT	6,619,503	6,494,399
Less - accumulated depreciation and amortization	3,460,471	3,433,131
UTILITY PLANT - NET	3,159,032	3,061,268

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	308,009	299,023
Other regulatory assets	330,454	335,897
Deferred fuel costs	100,124	100,124
Long-term receivables	1,311	1,872
Debt assumption by Entergy Texas	769,971	769,971
Other	19,721	12,807
TOTAL	1,529,590	1,519,694

TOTAL ASSETS	$6,159,282	$6,072,691

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
LIABILITIES AND MEMBERS' EQUITY
June 30, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$160,286	$675,000
Accounts payable:
Associated companies	273,316	201,217
Other	121,247	111,579
Customer deposits	39,885	38,061
Accumulated deferred income taxes	12,191	-
Interest accrued	29,022	29,398
Obligations under capital leases	28,795	28,795
Pension and other postretirement liabilities	7,255	7,064
System agreement cost equalization	106,581	124,775
Other	9,928	9,052
TOTAL	788,506	1,224,941

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,268,194	1,219,568
Accumulated deferred investment tax credits	93,690	95,745
Obligations under capital leases	93,598	81,974
Other regulatory liabilities	87,111	69,890
Decommissioning and asset retirement cost liabilities	213,687	204,828
Accumulated provisions	13,285	11,887
Pension and other postretirement liabilities	88,823	102,510
Long-term debt	2,077,190	1,674,113
Other	118,999	87,468
TOTAL	4,054,577	3,547,983

Commitments and Contingencies

MEMBERS' EQUITY
Preferred membership interests without sinking fund	10,000	10,000
Members' equity	1,328,501	1,312,701
Accumulated other comprehensive loss	(22,302)	(22,934)
TOTAL	1,316,199	1,299,767

TOTAL LIABILITIES AND MEMBERS' EQUITY	$6,159,282	$6,072,691

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF MEMBERS' EQUITY AND COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended
	2008		2007
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,312,933		$2,218,500

Add: Net Income	23,187	$23,187	31,960	$31,960

Deduct:
Dividends/distributions declared on common equity	7,400		11,900
Preferred membership interests	207	207	929	929
Other	12		-
	7,619		12,829

Members' Equity - End of period	$1,328,501		$2,237,631

ACCUMULATED OTHER COMPREHENSIVE
LOSS (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	($22,605)		($19,580)

Pension and other postretirement liabilities (net of tax expense of $452 and $326)	303	303	335	335

Balance at end of period:
Pension and other postretirement liabilities	($22,302)		($19,245)
Comprehensive Income		$23,283		$31,366

	Six Months Ended
	2008		2007
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,312,701		$2,225,465

Add: Net Income	54,013	$54,013	59,557	$59,557

Deduct:
Dividends/distributions declared on common equity	37,800		45,500
Preferred membership interests	413	413	1,891	1,891
	38,213		47,391

Members' Equity - End of period	$1,328,501		$2,237,631

ACCUMULATED OTHER COMPREHENSIVE
LOSS (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	($22,934)		($19,914)

Pension and other postretirement liabilities (net of tax expense of $880 and $652)	632	632	669	669

Balance at end of period:
Pension and other postretirement liabilities	($22,302)		($19,245)
Comprehensive Income		$54,232		$58,335

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Increase/
Description	2008	2007	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$131	$238	($107)	(45)
Commercial	131	208	(77)	(37)
Industrial	179	284	(105)	(37)
Governmental	6	12	(6)	(50)
Total retail	447	742	(295)	(40)
Sales for resale
Associated companies	162	39	123	315
Non-associated companies	48	52	(4)	(8)
Other	24	32	(8)	(25)
Total	$681	$865	($184)	(21)

Billed Electric Energy
Sales (GWh):
Residential	1,133	2,210	(1,077)	(49)
Commercial	1,213	2,160	(947)	(44)
Industrial	2,161	3,918	(1,757)	(45)
Governmental	53	109	(56)	(51)
Total retail	4,560	8,397	(3,837)	(46)
Sales for resale
Associated companies	1,932	481	1,451	302
Non-associated companies	671	693	(22)	(3)
Total	7,163	9,571	(2,408)	(25)

	Six Months Ended		Increase/
Description	2008	2007	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$246	$480	($234)	(49)
Commercial	242	402	(160)	(40)
Industrial	332	539	(207)	(38)
Governmental	12	23	(11)	(48)
Total retail	832	1,444	(612)	(42)
Sales for resale
Associated companies	248	66	182	276
Non-associated companies	93	102	(9)	(9)
Other	29	48	(19)	(40)
Total	$1,202	$1,660	($458)	(28)

Billed Electric Energy
Sales (GWh):
Residential	2,224	4,532	(2,308)	(51)
Commercial	2,348	4,184	(1,836)	(44)
Industrial	4,298	7,502	(3,204)	(43)
Governmental	106	221	(115)	(52)
Total retail	8,976	16,439	(7,463)	(45)
Sales for resale
Associated companies	2,678	1,234	1,444	117
Non-associated companies	1,335	1,544	(209)	(14)
Total	12,989	19,217	(6,228)	(32)

(1) Amounts for the three and six months ended June 30, 2008 reflect the effects of the separation of the Texas business. Amounts for the three and six months ended June 30, 2007 include the operations of Entergy Texas.

  ENTERGY LOUISIANA, LLC

  MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

  Results of Operations

  Net Income

  Second Quarter 2008 Compared to Second Quarter 2007

  Net income increased $5.7 million primarily due to higher net revenue and higher other income, partially offset by higher other operation and maintenance expenses.

  Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

  Net income increased slightly, by $1.6 million, primarily due to higher net revenue, lower depreciation and amortization expenses, higher other income, and lower interest charges, substantially offset by higher other operation and maintenance expenses and a higher effective income tax rate.

  Net Revenue

  Second Quarter 2008 Compared to Second Quarter 2007

  Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing the second quarter 2008 to the second quarter 2007.

Amount
(In Millions)

2007 net revenue	$246.4
Volume/weather	12.9
Other	(1.1)
2008 net revenue	$258.2

  The volume/weather variance is primarily due to increased electricity usage, including the effect of more favorable weather compared to the same period in 2007. Billed retail electricity usage increased a total of 355 GWh in all sectors.

  Gross operating revenues and fuel and purchased power expenses

  Gross operating revenues increased primarily due to an increase of $75.9 million in fuel cost recovery revenues due to higher fuel rates and usage and an increase of $12.9 million related to volume/weather, as discussed above.

  Fuel and purchased power expenses increased primarily due to increases in the average market prices of natural gas and purchased power, offset by a decrease in the recovery from customers of deferred fuel costs.

  Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

  Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing the six months ended June 30, 2008 to the six months ended June 30, 2007.

Amount
(In Millions)

2007 net revenue	$460.8
Volume/weather	13.4
Other	3.3
2008 net revenue	$477.5

  The volume/weather variance is primarily due to increased electricity usage, including the effect of more favorable weather compared to the same period in 2007. Billed retail electricity usage increased a total of 385 GWh in all sectors.

  Gross operating revenues and fuel and purchased power expenses

  Gross operating revenues increased primarily due to an increase of $27.4 million in fuel cost recovery revenues due to higher fuel rates and usage and an increase of $13.4 million related to volume/weather, as discussed above.

  Fuel and purchased power expenses increased primarily due to increases in the average market prices of natural gas and purchased power, offset by a decrease in the recovery from customers of deferred fuel costs.

  Other Income Statement Variances

  Second Quarter 2008 Compared to Second Quarter 2007

  Other operation and maintenance expenses increased primarily due to:
  an increase of $1.4 million in payroll-related costs;
  an increase of $1.2 million due to higher insurance premiums for non-nuclear property;
  an increase of $1.0 million in loss reserves; and
  an increase of $1.0 million in transmission spending due to additional costs related to compliance, substation maintenance, and line and vegetation maintenance.

  Other income increased primarily due to interest earned on the deferred fuel balance and carrying charges on storm restoration costs approved by the LPSC.

  Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

  Other operation and maintenance expenses increased primarily due to:
  an increase of $6.9 million in fossil expenses due to a fossil plant maintenance outage in 2008;
  an increase of $2.3 million due to higher insurance premiums for non-nuclear property;
  an increase of $1.8 million in loss reserves; and
  an increase of $1.7 million in transmission spending due to additional costs related to compliance, substation maintenance, and line and vegetation maintenance.

  Depreciation and amortization expenses decreased primarily because Entergy Louisiana stopped recording depreciation on storm cost-related assets in the third quarter 2007. Recovery of the cost of those assets will now be through the securitization of storm costs as approved by the LPSC in the third quarter 2007. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Hurricane Rita and Hurricane Katrina" in the Form 10-K for a discussion of the securitization approval.

  Other income increased primarily due to interest earned on the deferred fuel balance and carrying charges on storm restoration costs approved by the LPSC.

  Interest charges decreased primarily due to lower interest expense on money pool borrowings and a decrease in long-term debt outstanding as a result of the repurchase of $60 million Auction Rate governmental bonds in April 2008. These bonds are being held for remarketing at a later date.

  Income Taxes

  The effective income tax rate was 39.7% for the second quarters of 2008 and 2007. The effective income tax rates for the six months ended June 30, 2008 and 2007 were 41.5% and 38%, respectively. The difference in the effective income tax rate for the second quarters of 2008 and 2007 and the six months ended June 30, 2008 and 2007 versus the federal statutory rate of 35.0% are primarily due to book and tax differences related to utility plant items and state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction and the amortization of investment tax credits.

  Liquidity and Capital Resources

  Cash Flow

  Cash flows for the six months ended June 30, 2008 and 2007 were as follows:

	2008	2007
	(In Thousands)

Cash and cash equivalents at beginning of period	$300	$2,743

Cash flow provided by (used in):
Operating activities	14,596	141,156
Investing activities	(201,257)	(130,609)
Financing activities	186,731	(10,548)
Net increase (decrease) in cash and cash equivalents	70	(1)

Cash and cash equivalents at end of period	$370	$2,742

  Operating Activities

  Cash flow provided by operating activities decreased $126.6 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to decreased recovery of deferred fuel costs, partially offset by the timing of collections from customers, the timing of payments to vendors, and a decrease of $28.5 million in income tax payments. Fuel prices have been increasing, and due to the time lag before the fuel adjustment rate increases in response, Entergy Louisiana has under-recovered fuel costs thus far in 2008.

  Investing Activities

  Net cash flow used in investing activities increased $70.6 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to:
  increased spending on the Little Gypsy Unit 3 repowering project;
  increased spending on various nuclear projects;
  timing differences between nuclear fuel payments and reimbursements from the trust that occurred in 2007; and
  more insurance proceeds received in 2007 than in 2008 relating to Hurricanes Katrina and Rita.

  Financing Activities

  Financing activities provided cash of $186.7 million for the six months ended June 30, 2008 compared to using cash of $10.5 million for the six months ended June 30, 2007 primarily due to borrowings of $200 million on Entergy Louisiana's credit facility and money pool activity, partially offset by the repurchase, prior to maturity, of $60 million of Auction Rate governmental bonds, which are being held for remarketing at a later date. Increases in Entergy Louisiana's payable to the money pool are a source of cash flow, and Entergy Louisiana's payable to the money pool increased by $49.6 million for the six months ended June 30, 2008 compared to decreasing by $7.1 million for the six months ended June 30, 2007. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' need for external short-term borrowings.

  Capital Structure

  Entergy Louisiana's capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital ratio for Entergy Louisiana as of June 30, 2008 is primarily due to borrowings of $200 million on Entergy Louisiana's credit facility, partially offset by the repurchase, prior to maturity, of $60 million of Auction Rate governmental bonds.

	June 30, 2008	December 31, 2007

Net debt to net capital	46.3%	43.4%
Effect of subtracting cash from debt	-	-
Debt to capital	46.3%	43.4%

  Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion. Capital consists of debt and members' equity. Net capital consists of capital less cash and cash equivalents. Entergy Louisiana uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Louisiana's financial condition.

  Uses and Sources of Capital

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Louisiana's uses and sources of capital. Following are updates to the discussion in the Form 10-K.

  Entergy Louisiana's payables to the money pool were as follows:

June 30, 2008	December 31, 2007	June 30, 2007	December 31, 2006
(In Thousands)

($52,419)	($2,791)	($46,968)	($54,041)

  See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

  As discussed in the Form 10-K, Entergy Louisiana has a credit facility in the amount of $200 million scheduled to expire in August 2012. As of June 30, 2008, $200 million was outstanding on the credit facility.

  Hurricane Rita and Hurricane Katrina

  See the Form 10-K for a discussion of the effects of Hurricane Katrina and Hurricane Rita and Entergy's initiatives to recover storm restoration and business continuity costs and incremental losses, which includes obtaining reimbursement of certain costs covered by insurance and pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies, in combination with securitization. In August and September 2005, Hurricane Katrina and Hurricane Rita, along with extensive flooding that resulted from levee breaks in and around Entergy Louisiana's service territory, caused catastrophic damage.

  Insurance Claims

  Entergy has settled its lawsuit against one of its excess insurers on the Hurricane Katrina claim, and in July 2008 received $71.5 million in proceeds on the claim. The July 2008 proceeds were allocated as follows: $2.0 million to Entergy Arkansas, $3.7 million to Entergy Gulf States Louisiana, $12.4 million to Entergy Louisiana, $1.8 million to Entergy Mississippi, and $48.4 million to Entergy New Orleans, with the remainder allocated in smaller amounts to other Entergy subsidiaries.

  Act 55 Storm Cost Financings

  In March 2008, Entergy Gulf States Louisiana, Entergy Louisiana, and the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, filed at the LPSC an application requesting that the LPSC grant financing orders authorizing the financing of Entergy Gulf States Louisiana and Entergy Louisiana storm costs, storm reserves, and issuance costs pursuant to Act 55 of the Louisiana Legislature (Act 55 financings). The Act 55 financings are expected to produce additional customer benefits as compared to Act 64 traditional securitization.  Entergy Gulf States Louisiana and Entergy Louisiana also filed an application requesting LPSC approval for ancillary issues including the mechanism to flow charges and savings to customers via a Storm Cost Offset rider.  On April 3, 2008, the Louisiana State Bond Commission granted preliminary approval for the Act 55 financings.  On April 8, 2008, the Louisiana Public Facilities Authority (LPFA), which is the issuer of the bonds pursuant to the Act 55 financings, approved requests for the Act 55 financings.  On April 10, 2008, Entergy Gulf States Louisiana and Entergy Louisiana and the LPSC Staff filed with the LPSC an uncontested stipulated settlement that includes Entergy Gulf States Louisiana and Entergy Louisiana's proposals under the Act 55 financings, which includes a commitment to pass on to customers a minimum of $10 million and $30 million of customer benefits, respectively.  On April 16, 2008, the LPSC approved the settlement and issued two financing orders and one ratemaking order intended to facilitate implementation of the Act 55 financings.  On May 6, 2008, the State Bond Commission voted to approve the Act 55 financings.

  On July 29, 2008, the LPFA issued $679 million in bonds under the aforementioned Act 55.  From the bond proceeds received by Entergy Louisiana from the LURC, Entergy Louisiana invested $527 million in affiliate securities.  The LURC deposited $152 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana.  As approved by the April 16, 2008 LPSC orders, Entergy Louisiana withdrew $17.8 million from the restricted escrow account and also invested this amount in affiliate securities.

  Little Gypsy Repowering Project

  The preconstruction and operating air permits for the Little Gypsy repowering project were issued by the Louisiana Department of Environmental Quality (LDEQ) in November 2007 under then-effective federal and state air regulations, including the EPA's Clean Air Mercury Rule that had been issued in 2005 (CAMR 2005). As discussed in more detail in part I, Item 1, "Environmental Regulation, Clean Air Act and Subsequent Amendments, Hazardous Air Pollutants" in the Form 10-K, in February 2008 the U.S. Court of Appeals for the D.C. Circuit struck down CAMR 2005. The D.C. Circuit decision requires utilities that have not yet begun construction of the facility in question to undergo a case-by-case Maximum Achievable Control Technology (MACT) analysis for construction or reconstruction of emission units pursuant to the Clean Air Act before beginning construction. The Little Gypsy project as currently configured is expected to meet MACT standards. Little Gypsy received its construction permit before a formal MACT analysis was required, however, and Entergy Louisiana has sought a MACT determination from the LDEQ. The filing was made in June 2008, and the LDEQ has certified that the filing is complete. A decision on the MACT determination is expected by first quarter 2009. Entergy Louisiana also is awaiting permit determinations from several additional agencies. These permits are unrelated to CAMR 2005 and always have been part of the construction process. Onsite construction of the project was scheduled to begin in July 2008, but obtaining the MACT determination will cause a delay in the start of construction, which Entergy Louisiana now expects to begin in mid-year 2009. This delays the expected commercial operation date of the project to mid-2013. The LPSC approved the temporary suspension of Phase II of the Little Gypsy proceedings because Entergy Louisiana must update its estimated project cost and schedule in order to support the request to recover cash earnings on its construction work in progress costs. Entergy Louisiana plans to refile the Phase II case in September 2008, and a decision is expected in the first quarter 2009. The LPSC Phase I order has been appealed to the state district court in Baton Rouge, Louisiana by a group led by the Sierra Club and represented by the Tulane Environmental Law Clinic. A procedural schedule for the appeal has not been set.

  Entergy Louisiana expects a net reduction of committed capital expenditures for 2008-2010 of approximately $210 million from the estimates disclosed in the Form 10-K as a result of delayed construction of the Little Gypsy repowering project. The delay is expected to increase the total project cost, however, from approximately $1.55 billion to $1.76 billion, primarily due to price escalation on non-contracted equipment and material and increased carrying cost due to the extended construction period.

  Waterford 3 Steam Generator Replacement Project

  As discussed in more detail in the Form 10-K, Entergy Louisiana plans to replace the Waterford 3 steam generators, along with the reactor vessel closure head and control element drive mechanisms, in 2011.  In June 2008, Entergy Louisiana filed with the LPSC for approval of the project, including full cost recovery. Entergy Louisiana estimates in the filing that it will spend approximately $511 million on this project. The petition seeks relief in two phases. Phase I seeks certification within 120 days that the public convenience and necessity would be served by undertaking this project. Among other relief requested, Entergy Louisiana is also seeking approval for a procedure to synchronize permanent base rate recovery when the project is placed in service, either by a formula rate plan or base rate filing. In Phase II, Entergy Louisiana will seek cash earnings on construction work in progress. A status conference was held on July 31, 2008, and a procedural schedule for Phase I was adopted providing for hearings in October 2008 and LPSC consideration in December 2008.

  Significant Factors and Known Trends

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of state and local rate regulation, federal regulation, the Energy Policy Act of 2005, utility restructuring, nuclear matters, and environmental risks. Following are updates to the information provided in the Form 10-K.

  Retail Rates

  In May 2008, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2007 test year, seeking an $18.4 million rate increase, comprised of $12.6 million of recovery of incremental and deferred capacity costs and $5.8 million related to lost contribution to fixed costs associated with the loss of customers due to Hurricane Katrina. The filing includes two alternative versions of the calculated revenue requirement, one that reflects Entergy Louisiana's full request for recovery of the loss of fixed cost contribution and the other that reflects the anticipated rate implementation in September 2008, subject to refund, of only a portion of the full request, with the remainder deferred, until the lost fixed cost contribution issue is resolved. Under the first alternative, Entergy Louisiana's earned return on common equity was 9.44%, whereas under the other alternative, its earned return on common equity was 9.04%. The LPSC staff and intervenors issued their reports on Entergy Louisiana's filing on July 31, 2008 and, with minor exceptions, primarily raised proposed disallowance issues that were previously raised with regard to Entergy Louisiana's May 2007 filing and remain at issue in that proceeding. Entergy Louisiana disagrees with the majority of the proposed adjustments.

  In May 2007, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2006 test year, indicating a 7.6% earned return on common equity. That filing included Entergy Louisiana's request to recover $39.8 million in unrecovered fixed costs associated with the loss of customers that resulted from Hurricane Katrina, a request that was recently reduced to $31.7 million. In September 2007, Entergy Louisiana modified its formula rate plan filing to reflect its implementation of certain adjustments proposed by the LPSC Staff in its review of Entergy Louisiana's original filing with which Entergy Louisiana agreed, and to reflect its implementation of an $18.4 million annual formula rate plan increase comprised of (1) a $23.8 million increase representing 60% of Entergy Louisiana revenue deficiency, and (2) a $5.4 million decrease for reduced incremental and deferred capacity costs. The LPSC authorized Entergy Louisiana to defer for accounting purposes the difference between its $39.8 million claim, now at $31.7 million, for unrecovered fixed cost and 60% of the revenue deficiency to preserve Entergy Louisiana's right to pursue that claim in full during the formula rate plan proceeding. In October 2007, Entergy Louisiana implemented a $7.1 million formula rate plan decrease that was due primarily to the reclassification of certain franchise fees from base rates to collection via a line item on customer bills pursuant to an LPSC Order. The LPSC staff and intervenors have recommended disallowance of certain costs included in Entergy Louisiana's filing. Entergy Louisiana disagrees with the majority of the proposed disallowances and a hearing on the disputed issues is set to begin in late September 2008.

  In May 2006, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2005 test year. Entergy Louisiana modified the filing in August 2006 to reflect a 9.45% return on equity which is within the allowed bandwidth. The modified filing includes an increase of $24.2 million for interim recovery of storm costs from Hurricanes Katrina and Rita and a $119.2 million rate increase to recover LPSC-approved incremental deferred and ongoing capacity costs. The filing requested recovery of approximately $50 million for the amortization of capacity deferrals over a three-year period, including carrying charges, and approximately $70 million for ongoing capacity costs. The increase was implemented, subject to refund, with the first billing cycle of September 2006. Entergy Louisiana subsequently updated its formula rate plan rider to reflect adjustments proposed by the LPSC Staff with which it agrees. The adjusted return on equity of 9.56% remains within the allowed bandwidth. Ongoing and deferred incremental capacity costs were reduced to $118.7 million. The updated formula rate plan rider was implemented, subject to refund, with the first billing cycle of October 2006. An uncontested stipulated settlement was filed in February 2008 that will leave the current base rates in place, and the LPSC approved the settlement in March 2008. In the settlement Entergy Louisiana agreed to credit customers $7.2 million, plus $0.7 million of interest, for customer contributions to the Central States Compact in Nebraska that was never completed and agreed to a one-time $2.6 million deduction from the deferred capacity cost balance. The credit, for which Entergy Louisiana had previously recorded a provision, was made in May 2008.

  Federal Regulation

  See "System Agreement Proceedings" and "Independent Coordinator of Transmission" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

  Critical Accounting Estimates

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Louisiana's accounting for nuclear decommissioning costs, unbilled revenue, and qualified pension and other postretirement benefits.

  New Accounting Pronouncements

  See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY LOUISIANA, LLC
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$753,778	$656,299	$1,318,522	$1,273,778

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	142,279	172,762	255,274	366,718
Purchased power	342,322	226,165	564,849	423,928
Nuclear refueling outage expenses	4,222	4,418	8,725	8,615
Other operation and maintenance	111,537	104,694	212,409	196,161
Decommissioning	4,931	4,591	9,775	9,099
Taxes other than income taxes	16,507	14,962	31,248	28,776
Depreciation and amortization	47,909	49,214	94,970	98,192
Other regulatory charges - net	10,944	10,949	20,927	22,292
TOTAL	680,651	587,755	1,198,177	1,153,781

OPERATING INCOME	73,127	68,544	120,345	119,997

OTHER INCOME
Allowance for equity funds used during construction	3,765	2,309	7,022	6,257
Interest and dividend income	3,956	1,861	8,705	5,455
Miscellaneous - net	(727)	(456)	(1,939)	(1,688)
TOTAL	6,994	3,714	13,788	10,024

INTEREST AND OTHER CHARGES
Interest on long-term debt	18,777	20,350	38,332	40,583
Other interest - net	3,031	2,359	4,186	5,719
Allowance for borrowed funds used during construction	(2,308)	(1,554)	(4,304)	(4,300)
TOTAL	19,500	21,155	38,214	42,002

INCOME BEFORE INCOME TAXES	60,621	51,103	95,919	88,019

Income taxes	24,077	20,305	39,780	33,453

NET INCOME	36,544	30,798	56,139	54,566

Preferred distribution requirements and other	1,738	1,737	3,475	3,475

EARNINGS APPLICABLE TO
COMMON EQUITY	$34,806	$29,061	$52,664	$51,091

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
	(In Thousands)

OPERATING ACTIVITIES
Net income	$56,139	$54,566
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	-	(179)
Other regulatory charges - net	20,927	22,292
Depreciation, amortization, and decommissioning	104,745	107,291
Deferred income taxes, investment tax credits, and non-current taxes accrued	55,975	5,252
Changes in working capital:
Receivables	(49,797)	(108,934)
Accounts payable	134,714	(51,003)
Taxes accrued	19,130	48,577
Interest accrued	(7,248)	(23)
Deferred fuel costs	(260,114)	24,968
Other working capital accounts	(106,877)	62,853
Provision for estimated losses and reserves	2,630	(3,299)
Changes in other regulatory assets	12,824	2,466
Other	31,548	(23,671)
Net cash flow provided by operating activities	14,596	141,156

INVESTING ACTIVITIES
Construction expenditures	(203,859)	(153,715)
Allowance for equity funds used during construction	7,022	6,257
Insurance proceeds	612	10,065
Nuclear fuel purchases	(70,626)	(3,103)
Proceeds from the sale/leaseback of nuclear fuel	70,216	14,279
Changes in other investments - net	(500)	-
Proceeds from nuclear decommissioning trust fund sales	9,293	6,423
Investment in nuclear decommissioning trust funds	(13,415)	(10,815)
Net cash flow used in investing activities	(201,257)	(130,609)

FINANCING ACTIVITIES
Additional equity from parent	-	1,119
Retirement of long-term debt	(60,000)	-
Changes in credit borrowing - net	200,000	-
Change in money pool payable - net	49,628	(7,073)
Distributions paid:
Preferred membership interests	(2,897)	(4,594)
Net cash flow provided by (used in) financing activities	186,731	(10,548)

Net increase (decrease) in cash and cash equivalents	70	(1)

Cash and cash equivalents at beginning of period	300	2,743

Cash and cash equivalents at end of period	$370	$2,742

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$48,039	$44,328
Income taxes	$1,250	$29,736

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
ASSETS
June 30, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents	$370	$300
Accounts receivable:
Customer	138,458	96,679
Allowance for doubtful accounts	(1,329)	(1,988)
Associated companies	90,769	91,873
Other	9,878	14,186
Accrued unbilled revenues	88,631	75,860
Total accounts receivable	326,407	276,610
Deferred fuel costs	211,330	-
Accumulated deferred income taxes	-	15,229
Materials and supplies - at average cost	112,428	108,959
Deferred nuclear refueling outage costs	26,072	7,080
Gas hedge contracts	52,789	-
Prepayments and other	15,251	7,820
TOTAL	744,647	415,998

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	209,562	221,971
Non-utility property - at cost (less accumulated depreciation)	1,397	1,488
Note receivable - Entergy New Orleans	9,353	9,353
Other	504	4
TOTAL	220,816	232,816

UTILITY PLANT
Electric	6,671,733	6,550,597
Property under capital lease	253,387	253,387
Construction work in progress	321,695	276,974
Nuclear fuel under capital lease	98,511	44,532
TOTAL UTILITY PLANT	7,345,326	7,125,490
Less - accumulated depreciation and amortization	3,168,205	3,095,473
UTILITY PLANT - NET	4,177,121	4,030,017

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	116,388	117,322
Other regulatory assets	820,116	832,449
Deferred fuel costs	67,998	67,998
Long-term receivables	1,772	2,982
Other	25,948	23,539
TOTAL	1,032,222	1,044,290

TOTAL ASSETS	$6,174,806	$5,723,121

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
LIABILITIES AND MEMBERS' EQUITY
June 30, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$174,405	$65,930
Other	224,518	148,651
Customer deposits	78,505	79,013
Taxes accrued	26,886	7,756
Accumulated deferred income taxes	73,567	-
Interest accrued	22,491	29,739
Deferred fuel costs	-	48,784
Obligations under capital leases	42,714	42,714
Pension and other postretirement liabilities	8,936	8,772
System agreement cost equalization	30,090	46,000
Other	11,020	18,961
TOTAL	693,132	496,320

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,763,322	1,803,430
Accumulated deferred investment tax credits	84,446	86,045
Obligations under capital leases	55,797	1,818
Other regulatory liabilities	156,220	127,836
Decommissioning	266,841	257,066
Accumulated provisions	21,035	18,405
Pension and other postretirement liabilities	149,475	145,786
Long-term debt	1,287,666	1,147,660
Other	89,703	85,214
TOTAL	3,874,505	3,673,260

Commitments and Contingencies

MEMBERS' EQUITY
Preferred membership interests without sinking fund	100,000	100,000
Members' equity	1,534,173	1,481,509
Accumulated other comprehensive loss	(27,004)	(27,968)
TOTAL	1,607,169	1,553,541

TOTAL LIABILITIES AND MEMBERS' EQUITY	$6,174,806	$5,723,121

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
STATEMENTS OF MEMBERS' EQUITY AND COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended
	2008		2007
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,499,367		$1,367,152

Add:
Net income	36,544	$36,544	30,798	$30,798

Deduct:
Distributions declared:
Preferred membership interests	1,738	1,738	1,737	1,737
	1,738		1,737

Members' Equity - End of period	$1,534,173		$1,396,213

ACCUMULATED OTHER COMPREHENSIVE
INCOME (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	($27,486)		($25,184)

Pension and other postretirement liabilities (net of tax expense of $409 and $466)	482	482	511	511

Balance at end of period:
Pension and other postretirement liabilities	($27,004)		($24,673)
Comprehensive Income		$35,288		$29,572

	Six Months Ended
	2008		2007
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,481,509		$1,344,003

Add:
Net income	56,139	$56,139	54,566	$54,566
Additional equity from parent	-		1,119
	56,139		55,685

Deduct:
Distributions declared:
Preferred membership interests	3,475	3,475	3,475	3,475
	3,475		3,475

Members' Equity - End of period	$1,534,173		$1,396,213

ACCUMULATED OTHER COMPREHENSIVE
INCOME (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	($27,968)		($25,695)

Pension and other postretirement liabilities (net of tax expense of $818 and $932)	964	964	1,022	1,022

Balance at end of period:
Pension and other postretirement liabilities	($27,004)		($24,673)
Comprehensive Income		$53,628		$52,113

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Increase/
Description	2008	2007	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$215	$185	$30	16
Commercial	155	137	18	13
Industrial	259	217	42	19
Governmental	11	11	-	-
Total retail	640	550	90	16
Sales for resale
Associated companies	66	70	(4)	(6)
Non-associated companies	3	2	1	50
Other	45	34	11	32
Total	$754	$656	$98	15

Billed Electric Energy
Sales (GWh):
Residential	1,976	1,854	122	7
Commercial	1,435	1,375	60	4
Industrial	3,437	3,268	169	5
Governmental	113	109	4	4
Total retail	6,961	6,606	355	5
Sales for resale
Associated companies	630	610	20	3
Non-associated companies	30	26	4	15
Total	7,621	7,242	379	5

	Six Months Ended		Increase/
Description	2008	2007	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$397	$381	$16	4
Commercial	283	273	10	4
Industrial	464	442	22	5
Governmental	22	22	-	-
Total retail	1,166	1,118	48	4
Sales for resale
Associated companies	97	107	(10)	(9)
Non-associated companies	5	4	1	25
Other	51	45	6	13
Total	$1,319	$1,274	$45	4

Billed Electric Energy
Sales (GWh):
Residential	3,946	3,807	139	4
Commercial	2,743	2,674	69	3
Industrial	6,667	6,496	171	3
Governmental	230	224	6	3
Total retail	13,586	13,201	385	3
Sales for resale
Associated companies	1,110	952	158	17
Non-associated companies	53	58	(5)	(9)
Total	14,749	14,211	538	4

  ENTERGY MISSISSIPPI, INC.

  MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

  Results of Operations

  Net Income

  Second Quarter 2008 Compared to Second Quarter 2007

  Net income increased slightly by $0.8 million primarily due to higher net revenue substantially offset by higher other operation and maintenance expenses and a higher effective income tax rate in 2008.

  Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

  Net income increased slightly by $1.1 million primarily due to higher net revenue substantially offset by higher other operation and maintenance expenses, lower other income, and a higher effective income tax rate in 2008.

  Net Revenue

  Second Quarter 2008 Compared to Second Quarter 2007

  Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing the second quarter 2008 to the second quarter 2007.

Amount
(In Millions)

2007 net revenue	$126.0
Base revenue	2.7
Attala costs	2.2
Price applied to unbilled electric sales	1.9
Volume/weather	1.9
Rider revenue	1.8
Other	(1.1)
2008 net revenue	$135.4

  The base revenue variance is primarily due to a formula rate plan increase effective July 2007. The formula rate plan is discussed in Note 2 to the financial statements in the Form 10-K.

  The Attala costs variance is primarily due to an increase in the Attala power plant costs that are recovered through the power management rider. The net income effect of this recovery is limited to a portion representing an allowed return on equity with the remainder offset by Attala power plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes. The recovery of Attala power plant costs is discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Use of Capital" in the Form 10-K.

  The price applied to unbilled electric sales variance is primarily due to higher base rates included in the unbilled calculation. See Note 1 to the financial statements in the Form 10-K for further discussion of the accounting for unbilled revenues.

  The volume/weather variance is primarily due to increased electricity usage in the residential and commercial sectors, including the effect of more favorable weather on billed electric sales compared to the same period in 2007. Billed retail electricity usage increased a total of 34 GWh in the residential and commercial sectors.

  The rider revenue variance is the result of a storm damage rider that became effective in October 2007. The establishment of this rider results in an increase in rider revenue and a corresponding increase in other operation and maintenance expense for the storm reserve with no impact on net income.

  Fuel and purchased power expenses and other regulatory charges

  Fuel and purchased power expenses decreased primarily due to decreased recovery from customers of deferred fuel costs partially offset by increases in the average market prices of natural gas and purchased power.

  Other regulatory charges increased primarily due to increased recovery through the Grand Gulf Rider of Grand Gulf capacity costs due to higher rates and increased usage and increased recovery of costs associated with the power management recovery rider. There is no material effect on net income due to quarterly adjustments to the power management recovery rider.

  Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

  Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing the six months ended June 30, 2008 to the six months ended June 30, 2007.

Amount
(In Millions)

2007 net revenue	$220.0
Attala costs	5.6
Base revenue	5.4
Volume/weather	4.1
Rider revenue	3.7
Price applied to unbilled electric sales	2.0
Other	0.1
2008 net revenue	$240.9

  The Attala costs variance is primarily due to an increase in the Attala power plant costs that are recovered through the power management rider. The net income effect of this recovery is limited to a portion representing an allowed return on equity with the remainder offset by Attala power plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes. The recovery of Attala power plant costs is discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Use of Capital" in the Form 10-K.

  The base revenue variance is primarily due to a formula rate plan increase effective July 2007. The formula rate plan is discussed in Note 2 to the financial statements in the Form 10-K.

  The volume/weather variance is primarily due to increased electricity usage in the residential and commercial sectors, including the effect of more favorable weather on billed electric sales compared to the same period in 2007. Billed retail electricity usage increased a total of 99 GWh in the residential and commercial sectors.

  The rider revenue variance is the result of a storm damage rider that became effective in October 2007. The establishment of this rider results in an increase in rider revenue and a corresponding increase in other operation and maintenance expense for the storm reserve with no impact on net income.

  The price applied to unbilled electric sales variance is primarily due to higher base rates included in the unbilled calculation. See Note 1 to the financial statements in the Form 10-K for further discussion of the accounting for unbilled revenues.

  Gross operating revenues and other regulatory charges

  Gross operating revenues increased primarily due to:

  an increase of $16.6 million in fuel cost recoveries due to higher fuel rates and increased usage; and
  the base revenue, volume/weather, and pass-through rider revenue variances discussed above.

  Other regulatory charges increased primarily due to increased recovery through the Grand Gulf Rider of Grand Gulf capacity costs due to higher rates and increased usage and increased recovery of costs associated with the power management recovery rider. There is no material effect on net income due to quarterly adjustments to the power management recovery rider.

  Other Income Statement Variances

  Second Quarter 2008 Compared to Second Quarter 2007

  Other operation and maintenance expenses increased primarily due to:

  an increase of $2.8 million in loss reserves for storm damages;

  an increase of $1.4 million due to higher fossil plant maintenance costs; and

  an increase of $1.3 million due to increased commercial property insurance premiums.

  Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

  Other operation and maintenance expenses increased primarily due to:

  an increase of $5.1 million in loss reserves for storm damages;

  an increase of $3.7 million in fossil expenses due to higher plant maintenance costs and Attala equipment service agreement expenses; and

  an increase of $1.3 million due to increased commercial property insurance premiums.

  Other income decreased primarily due to the gain recorded in 2007 on the sale of non-utility property.

  Income Taxes

  The effective income tax rate was 37.2% for the second quarter 2008 and 36% for the six months ended June 30, 2008. The difference in the effective income tax rate for the second quarter of 2008 versus the federal statutory rate of 35% is primarily due to state income taxes.

  The effective income tax rate was 29.1% for the second quarter 2007 and 30.6% for the six months ended June 30, 2007. The difference in the effective income tax rates for the second quarter 2007 and the six months ended June 30, 2007 versus the federal statutory rate of 35% is primarily due to the amortization of investment tax credits and excess deferred income taxes and a federal tax reserve adjustment, partially offset by state income taxes and book and tax differences related to utility plant items. The decrease for the six months ended June 30, 2007 is also due to book and tax differences related to the allowance for equity funds used during construction.

  Liquidity and Capital Resources

  Cash Flow

  Cash flows for the six months ended June 30, 2008 and 2007 were as follows:

	2008	2007
	(In Thousands)

Cash and cash equivalents at beginning of period	$40,582	$73,417

Cash flow provided by (used in):
Operating activities	12,372	64,936
Investing activities	(77,357)	16,619
Financing activities	37,519	(107,814)
Net decrease in cash and cash equivalents	(27,466)	(26,259)

Cash and cash equivalents at end of period	$13,116	$47,158

  Operating Activities

  Cash flow provided by operating activities decreased $52.6 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to the decreased recovery of deferred fuel costs and securitization proceeds of $48 million received in 2007, partially offset by the timing of payments to vendors. Fuel prices have been increasing, and due to the time lag before the fuel recovery rate increases in response, Entergy Mississippi has under-recovered fuel costs thus far in 2008.

  Investing Activities

  Entergy Mississippi's investing activities used $77.4 million in cash flow for the six months ended June 30, 2008 compared to providing $16.6 million for the six months ended June 30, 2007 primarily due to the receipt of proceeds in 2007 from funds held in trust in 2006 that were used for the redemption in January 2007, prior to maturity, of its $100 million, 4.35% Series First Mortgage Bonds and money pool activity, partially offset by the transfer in 2007 of $30 million to a storm damage reserve escrow account.

  Increases in Entergy Mississippi's receivable from the money pool are a use of cash flow, and Entergy Mississippi's receivable from the money pool increased by $7.4 million for the six months ended June 30, 2008 compared to decreasing by $13.9 million for the six months ended June 30, 2007. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' need for external short-term borrowings.

  Financing Activities

  Entergy Mississippi's financing activities provided $37.5 million in cash flow for the six months ended June 30, 2008 compared to using $107.8 million in cash flow for the six months ended June 30, 2007 primarily due to the redemption, prior to maturity, of $100 million of 4.35% Series First Mortgage Bonds in January 2007 and borrowings of $50 million in 2008 on Entergy Mississippi's credit facility.

  Capital Structure

  Entergy Mississippi's capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2008	December 31, 2007

Net debt to net capital	50.6%	48.4%
Effect of subtracting cash from debt	0.5%	1.5%
Debt to capital	51.1%	49.9%

  Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion. Capital consists of debt and shareholders' equity. Net capital consists of capital less cash and cash equivalents. Entergy Mississippi uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Mississippi's financial condition.

  Uses and Sources of Capital

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Mississippi's uses and sources of capital. Following are updates to the information presented in the Form 10-K.

  Entergy Mississippi's receivables from the money pool were as follows:

June 30, 2008	December 31, 2007	June 30, 2007	December 31, 2006
(In Thousands)

$28,398	$20,997	$19,057	$39,573

  In May 2007, $6.6 million of Entergy Mississippi's receivable from the money pool was replaced by a note receivable from Entergy New Orleans. See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

  As discussed in the Form 10-K, Entergy Mississippi has two separate credit facilities in the aggregate amount of $50 million and renewed both facilities through May 2009. Borrowings under the credit facilities may be secured by a security interest in Entergy Mississippi's accounts receivable. As of June 30, 2008, $50 million was outstanding on the credit facilities.

  In April 2008, Entergy Mississippi repurchased its $30 million series of Independence County Pollution Control Revenue Bonds due July 2022. At the time of repurchase, the bonds were converted from an Auction Rate mode to a Daily Mode. In June 2008, Entergy Mississippi remarketed the series and converted the bonds to a Multi Annual Mode and fixed the rate to maturity at 4.90%. Entergy Mississippi used the proceeds from the remarketing to repay short-term borrowings that were drawn on its credit facilities to repurchase the bonds in April 2008.

  Significant Factors and Known Trends

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of state and local rate regulation, federal regulation, the Energy Policy Act of 2005, and utility restructuring. Following is an update to that discussion.

  State and Local Rate Regulation

  Fuel and purchased power cost recovery

  In May 2008, Entergy Mississippi filed its quarterly fuel adjustment factor for the third quarter 2008, effective beginning with July 2008 bills. The third quarter 2008 factor is $0.038861/kWh, which is an increase from the $0.010878/kWh factor for the second quarter 2008. The increase is due to a significant increase in fuel prices, and Entergy Mississippi has gone from an over-recovery to an under-recovery position during 2008. In July 2008, the MPSC began a proceeding to investigate the fuel procurement practices and fuel adjustment schedules of the Mississippi utility companies, including Entergy Mississippi. A two-day public hearing was held in July 2008, and after a recess as the MPSC reviewed information, the hearing resumed on August 5, 2008 for additional testimony by an expert witness retained by the MPSC. The expert witness presented testimony regarding a review of the utilities' fuel adjustment clauses.  The MPSC stated that the goal of the proceeding is fact-finding so that the MPSC may decide whether to amend the current fuel cost recovery process.

  Formula rate plan filing

  In March 2008, Entergy Mississippi made its annual scheduled formula rate plan filing for the 2007 test year with the MPSC.  The filing showed that a $10.1 million increase in annual electric revenues is warranted. In June 2008, Entergy Mississippi reached a settlement with the Mississippi Public Utilities Staff that results in a $3.8 million rate increase. An MPSC decision on the settlement is pending.

  Federal Regulation

  See "System Agreement Proceedings" and "Independent Coordinator of Transmission" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

  Critical Accounting Estimates

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Mississippi's accounting for unbilled revenue and qualified pension and other postretirement benefits.

  New Accounting Pronouncements

  See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$351,982	$345,916	$646,832	$616,441

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	70,428	101,101	149,192	172,075
Purchased power	120,269	109,286	216,368	205,121
Other operation and maintenance	59,240	52,593	110,346	97,708
Taxes other than income taxes	15,163	16,875	29,974	31,890
Depreciation and amortization	20,860	19,942	41,274	40,211
Other regulatory charges - net	25,915	9,489	40,400	19,284
TOTAL	311,875	309,286	587,554	566,289

OPERATING INCOME	40,107	36,630	59,278	50,152

OTHER INCOME
Allowance for equity funds used during construction	838	717	1,614	2,393
Interest and dividend income	564	1,193	774	2,641
Miscellaneous - net	1,606	(60)	944	2,192
TOTAL	3,008	1,850	3,332	7,226

INTEREST AND OTHER CHARGES
Interest on long-term debt	10,195	10,437	20,745	20,819
Other interest - net	1,309	1,247	2,445	2,482
Allowance for borrowed funds used during construction	(468)	(461)	(902)	(1,580)
TOTAL	11,036	11,223	22,288	21,721

INCOME BEFORE INCOME TAXES	32,079	27,257	40,322	35,657

Income taxes	11,949	7,926	14,513	10,917

NET INCOME	20,130	19,331	25,809	24,740

Preferred dividend requirements and other	707	707	1,414	1,414

EARNINGS APPLICABLE TO
COMMON STOCK	$19,423	$18,624	$24,395	$23,326

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
	(In Thousands)

OPERATING ACTIVITIES
Net income	$25,809	$24,740
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges - net	40,400	19,284
Depreciation and amortization	41,274	40,211
Deferred income taxes, investment tax credits, and non-current taxes accrued	(899)	(9,601)
Changes in working capital:
Receivables	(44,248)	(51,782)
Fuel inventory	817	(796)
Accounts payable	78,455	25,687
Taxes accrued	(4,678)	3,390
Interest accrued	1,026	1,166
Deferred fuel costs	(121,576)	(49,507)
Other working capital accounts	(27,681)	25,726
Provision for estimated losses and reserves	(7,320)	39,016
Changes in other regulatory assets	6,250	19,764
Other	24,743	(22,362)
Net cash flow provided by operating activities	12,372	64,936

INVESTING ACTIVITIES
Construction expenditures	(70,992)	(72,305)
Allowance for equity funds used during construction	1,614	2,393
Changes in other temporary investments - net	-	100,000
Change in money pool receivable - net	(7,401)	13,915
Proceeds from sale of assets	-	2,616
Payment to storm reserve escrow account	(578)	(30,000)
Net cash flow provided by (used in) investing activities	(77,357)	16,619

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	29,533	-
Retirement of long-term debt	(30,000)	(100,000)
Change in credit borrowings - net	50,000	-
Dividends paid:
Common stock	(10,600)	(6,400)
Preferred stock	(1,414)	(1,414)
Net cash flow provided by (used in) financing activities	37,519	(107,814)

Net decrease in cash and cash equivalents	(27,466)	(26,259)

Cash and cash equivalents at beginning of period	40,582	73,417

Cash and cash equivalents at end of period	$13,116	$47,158

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$21,120	$21,050
Income taxes	$4,209	$7,160

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
June 30, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,010	$117
Temporary cash investments - at cost,
which approximates market	12,106	40,465
Total cash and cash equivalents	13,116	40,582
Accounts receivable:
Customer	71,092	62,052
Allowance for doubtful accounts	(763)	(615)
Associated companies	55,301	23,534
Other	7,410	8,234
Accrued unbilled revenues	45,349	33,535
Total accounts receivable	178,389	126,740
Deferred fuel costs	44,994	-
Accumulated deferred income taxes	-	7,686
Fuel inventory - at average cost	9,549	10,366
Materials and supplies - at average cost	30,067	30,167
Gas hedge contracts	44,760	-
Prepayments and other	10,868	13,701
TOTAL	331,743	229,242

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	5,531	5,531
Non-utility property - at cost (less accumulated depreciation)	5,071	5,140
Storm reserve escrow account	31,326	30,748
Note receivable - Entergy New Orleans	7,610	7,610
TOTAL	49,538	49,029

UTILITY PLANT
Electric	2,886,354	2,829,065
Property under capital lease	8,470	9,116
Construction work in progress	76,697	72,753
TOTAL UTILITY PLANT	2,971,521	2,910,934
Less - accumulated depreciation and amortization	1,028,160	995,902
UTILITY PLANT - NET	1,943,361	1,915,032

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	38,330	29,868
Other regulatory assets	128,872	141,717
Other	22,459	21,381
TOTAL	189,661	192,966

TOTAL ASSETS	$2,514,303	$2,386,269

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
June 30, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT LIABILITIES
Notes payable	$50,000	$-
Accounts payable:
Associated companies	45,443	46,424
Other	115,540	36,104
Customer deposits	56,603	55,719
Taxes accrued	31,360	36,038
Accumulated deferred income taxes	5,846	-
Interest accrued	16,220	15,194
Deferred fuel costs	-	76,582
System agreement cost equalization	17,511	-
Other	4,656	8,905
TOTAL	343,179	274,966

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	525,786	535,469
Accumulated deferred investment tax credits	9,177	9,748
Obligations under capital lease	7,122	7,806
Other regulatory liabilities	69,793	-
Asset retirement cost liabilities	4,646	4,505
Accumulated provisions	42,944	50,264
Pension and other postretirement liabilities	54,050	56,946
Long-term debt	695,298	695,266
Other	41,457	44,243
TOTAL	1,450,273	1,404,247

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	50,381	50,381
Common stock, no par value, authorized 15,000,000
shares; issued and outstanding 8,666,357 shares in 2008 and 2007	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	471,834	458,039
TOTAL	720,851	707,056

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,514,303	$2,386,269

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Increase/
Description	2008	2007	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 116	$ 113	$ 3	3
Commercial	108	105	3	3
Industrial	44	48	(4)	(8)
Governmental	10	10	-	-
Total retail	278	276	2	1
Sales for resale
Associated companies	36	36	-	-
Non-associated companies	9	9	-	-
Other	29	25	4	16
Total	$ 352	$ 346	$ 6	2

Billed Electric Energy
Sales (GWh):
Residential	1,157	1,141	16	1
Commercial	1,162	1,144	18	2
Industrial	621	695	(74)	(11)
Governmental	101	101	-	-
Total retail	3,041	3,081	(40)	(1)
Sales for resale
Associated companies	217	303	(86)	(28)
Non-associated companies	113	119	(6)	(5)
Total	3,371	3,503	(132)	(4)

	Six Months Ended		Increase/
Description	2008	2007	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 227	$ 214	$ 13	6
Commercial	207	195	12	6
Industrial	86	89	(3)	(3)
Governmental	20	19	1	5
Total retail	540	517	23	4
Sales for resale
Associated companies	56	52	4	8
Non-associated companies	15	15	-	-
Other	36	32	4	13
Total	$ 647	$ 616	31	5

Billed Electric Energy
Sales (GWh):
Residential	2,446	2,393	53	2
Commercial	2,259	2,213	46	2
Industrial	1,243	1,348	(105)	(8)
Governmental	196	195	1	1
Total retail	6,144	6,149	(5)	-
Sales for resale
Associated companies	398	449	(51)	(11)
Non-associated companies	149	203	(54)	(27)
Total	6,691	6,801	(110)	(2)

  ENTERGY NEW ORLEANS, INC.

  MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

  Hurricane Katrina

  See the Form 10-K for a discussion of the effects of Hurricane Katrina, which in August 2005 caused catastrophic damage to Entergy New Orleans' service territory, including the effect of extensive flooding that resulted from levee breaks in and around the New Orleans area, and Entergy's initiatives to recover storm restoration and business continuity costs.

  Bankruptcy Proceedings

  See the Form 10-K for a discussion of the significant terms in Entergy New Orleans' plan of reorganization that became effective in May 2007.

  Insurance Claim

  In April 2008, Entergy received from its primary insurer $53.6 million of additional insurance proceeds on its Hurricane Katrina claim, and almost all of the April 2008 proceeds were allocated to Entergy New Orleans.

  Entergy has settled its lawsuit against one of its excess insurers on the Hurricane Katrina claim, and in July 2008 received $71.5 million in proceeds on the claim. The July 2008 proceeds were allocated as follows: $2.0 million to Entergy Arkansas, $3.7 million to Entergy Gulf States Louisiana, $12.4 million to Entergy Louisiana, $1.8 million to Entergy Mississippi, and $48.4 million to Entergy New Orleans, with the remainder allocated in smaller amounts to other Entergy subsidiaries.

  Results of Operations

  Net Income

  Second Quarter 2008 Compared to Second Quarter 2007

  Net income remained relatively unchanged, decreasing $0.4 million.

  Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

  Net income increased $4.4 million primarily due to higher net revenue partially offset by higher other operation and maintenance expenses and lower other income.

  Net Revenue

  Second Quarter 2008 Compared to Second Quarter 2007

  Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the changes in net revenue comparing the second quarter 2008 to the second quarter 2007.

Amount
(In Millions)

2007 net revenue	$62.1
Volume/weather	7.7
Price applied to unbilled electric sales	(3.6)
Other	0.4
2008 net revenue	$66.6

  The volume/weather variance is due to an increase in electricity usage, including the effect of more favorable weather in 2008 compared to the same period in 2007. Billed retail electricity usage increased a total of 119 GWh, an increase of 12%.

  The price applied to unbilled electric sales variance is primarily due to the fuel cost component of the price applied to unbilled sales included in the unbilled revenue calculation. See Note 1 to the financial statements in the Form 10-K for further discussion of the accounting for unbilled revenues.

  Gross operating revenues and fuel and purchased power expenses

  Gross operating revenues increased primarily due to:
  an increase of $42.1 million in gross wholesale revenue due to increased sales to affiliated customers;
  an increase of $11.7 million in fuel cost recovery revenues due to higher fuel rates and increased usage; and
  an increase of $7.7 million related to volume/weather, as discussed above.

  Fuel and purchased power increased primarily due to an increase in the average market price of natural gas and an increase in demand.

  Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

  Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the changes in net revenue comparing the six months ended June 30, 2008 to the six months ended June 30, 2007.

Amount
(In Millions)

2007 net revenue	$112.1
Volume/weather	11.2
Net gas revenue	4.6
Other	1.1
2008 net revenue	$129.0

  The volume/weather variance is due to an increase in electricity usage, including the effect of more favorable weather in 2008 compared to the same period in 2007. Billed retail electricity usage increased a total of 211 GWh, an increase of 11%.

  The net gas revenue variance is primarily due to an increase in base rates and increased usage. Refer to Note 2 to the financial statements in the Form 10-K for a discussion of the base rate increase.

  Gross operating revenues and fuel and purchased power expenses

  Gross operating revenues increased primarily due to:
  an increase of $45.0 million in gross wholesale revenue due to increased sales to affiliated customers and an increase in the average price of energy available for resale sales;
  an increase of $19.8 million in fuel cost recovery revenues due to higher fuel rates and increased usage; and
  the volume/weather variance of $11.2 million as discussed above.

  Fuel and purchased power increased primarily due to increases in the average market prices of natural gas and purchased power in addition to an increase in demand.

  Other Income Statement Variances

  Second Quarter 2008 Compared to Second Quarter 2007

  Other operation and maintenance expenses increased primarily due to:
  a net reorganization credit in 2007 of $3.2 million related to the Entergy New Orleans bankruptcy; and
  an increase of $0.8 million in distribution spending primarily due to increased labor costs and vegetation maintenance expense.

  Other income decreased primarily due to a reduction in the allowance for equity funds used during construction related to a decrease in storm-related construction and lower carrying costs related to the Hurricane Katrina storm costs regulatory asset.

  Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

  Other operation and maintenance expenses increased primarily due to:
  an increase of $1.8 million due to the accrual of an Energy Efficiency Fund in the first quarter 2008;
  an increase of $1.6 million in fossil expenses primarily due to higher costs for plant maintenance outages as a result of differing outage schedules for 2008 compared to 2007;
  an increase of $1.2 million in distribution spending due to increased labor costs and vegetation maintenance expense; and
  an increase of $0.9 million in transmission spending primarily due to higher transmission equalization expenses.

  Other income decreased primarily due to a reduction in the allowance for equity funds used during construction related to a decrease in storm-related construction and a reduction in the carrying costs related to the Hurricane Katrina storm costs regulatory asset.

  Income Taxes

  The effective income tax rate was 35.1% for the second quarter 2008 and 41.4% for the six months ended June 30, 2008. The effective tax rate for the second quarter 2008 was reduced by a $1.1 million adjustment to income tax expense that related to expense for the first quarter 2008. The effective income tax rate for the six months ended June 30, 2008 was higher than the federal statutory rate of 35% primarily due to state income taxes and book and tax differences related to utility plant items.

  The effective income tax rate was 42.0% for the second quarter 2007 and 40.3% for the six months ended June 30, 2007. The effective income tax rate for the second quarter 2007 was higher than the federal statutory rate of 35% primarily due to state income taxes and book and tax differences related to utility plant items. The effective income tax rate for the six months ended June 30, 2007 was higher than the federal statutory rate of 35%

  primarily due to state income taxes and book and tax differences related to utility plant items, partially offset by the amortization of deferred income taxes and book and tax differences related to the allowance for equity funds used during construction.

  Liquidity and Capital Resources

  Cash Flow

  Cash flows for the six months ended June 30, 2008 and 2007 were as follows:

	2008	2007
	(In Thousands)

Cash and cash equivalents at beginning of period	$92,010	$17,093

Cash flow provided by (used in):
Operating activities	42,262	131,477
Investing activities	(80,221)	30,804
Financing activities	(482)	(53,345)
Net increase (decrease) in cash and cash equivalents	(38,441)	108,936

Cash and cash equivalents at end of period	$53,569	$126,029

  Operating Activities

  Net cash provided by operating activities decreased $89.2 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to the receipt of CDBG funds of $176.8 million in 2007 and the timing of collections of receivables from customers, partially offset by the timing of payments to vendors and an increase of $28.5 million in pension contributions.

  Investing Activities

  Investing activities used $80.2 million of cash for the six months ended June 30, 2008 compared to providing $30.8 million of cash for the six months ended June 30, 2007 primarily due to money pool activity, additional work performed on the gas distribution rebuild project, and proceeds of $10 million received in 2007 related to the sale in the first quarter 2007 of a power plant that had been out of service since 1984. Increases in Entergy New Orleans' receivable from the money pool are a use of cash flow, and Entergy New Orleans' receivable from the money pool increased by $77.1 million for the six months ended June 30, 2008. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' need for external short-term borrowings.

  Financing Activities

  Net cash used in financing activities decreased $52.9 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to a repayment of Entergy New Orleans' borrowings under the debtor in possession credit facility in 2007.

  Capital Structure

  Entergy New Orleans' capitalization is shown in the following table. The increase in the net debt to net capital ratio is primarily due to the decrease in cash and cash equivalents as a result of an increase in Entergy New Orleans' money pool receivable.

	June 30, 2008	December 31, 2007

Net debt to net capital	53.6%	51.8%
Effect of subtracting cash from debt	4.8%	8.8%
Debt to capital	58.4%	60.6%

  Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable and long-term debt, including the currently maturing portion. Capital consists of debt and shareholders' equity. Net capital consists of capital less cash and cash equivalents. Entergy New Orleans uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy New Orleans' financial condition.

  Uses and Sources of Capital

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy New Orleans' uses and sources of capital. The following are updates to the Form 10-K.

  Entergy New Orleans' receivables from or (payables to) the money pool were as follows:

June 30, 2008	December 31, 2007	June 30, 2007	December 31, 2006
(In Thousands)

$124,796	$47,705	$-	($37,166)

  See Note 4 to the financial statements in the Form 10-K for a description of the money pool. As discussed in the Form 10-K, in May 2007, Entergy New Orleans issued notes in satisfaction of its affiliate prepetition accounts payable, including its indebtedness to the Entergy System money pool.

  On August 1, 2008, Entergy New Orleans paid, at maturity, its $30 million of 3.875% Series first mortgage bonds.

  Significant Factors and Known Trends

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of state and local rate regulation, federal regulation, the Energy Policy Act of 2005, and environmental risks. The following are updates to the Form 10-K.

  State and Local Rate Regulation

  Retail Rates

  In January 2008, Entergy New Orleans voluntarily implemented a 6.15% base rate credit (the recovery credit) for electric customers, which Entergy New Orleans estimates will return approximately $10.6 million to electric customers in 2008. Entergy New Orleans was able to implement this credit because during 2007 the recovery of New Orleans after Hurricane Katrina was occurring faster than expected in 2006 projections. In addition, Entergy New Orleans committed to set aside $2.5 million for an energy efficiency program focused on community education and outreach and weatherization of homes.

  On July 31, 2008, Entergy New Orleans filed an electric and gas base rate case with the City Council. The filing requests an 11.75% return on common equity. The filing calls for a $23.0 million decrease in electric base rates, which includes keeping the recovery credit in effect, as well as realigning approximately $12.3 million of capacity costs from recovery through the fuel adjustment clause to electric base rates. The filing also calls for a $9.1 million increase in gas base rates to fund on-going operations. This request is unrelated to the on-going rebuild of Entergy New Orleans' natural gas system. The procedural schedule calls for a hearing on the filing to commence on January 5, 2009, with certification of the evidentiary record by a hearing officer on or before February 28, 2009.

  Fuel Adjustment Clause Litigation

  See the Form 10-K for a discussion of the complaint filed in April 1999 by a group of ratepayers against Entergy New Orleans, Entergy Corporation, Entergy Services, and Entergy Power in state court in Orleans Parish purportedly on behalf of all Entergy New Orleans ratepayers and a corresponding complaint filed with the City Council. In February 2004, the City Council approved a resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through September 2004. In May 2005 the Civil District Court for the Parish of Orleans affirmed the City Council resolution, finding no support for the plaintiffs' claim that the refund amount should be higher. In June 2005, the plaintiffs appealed the Civil District Court decision to the Louisiana Fourth Circuit Court of Appeal. On February 25, 2008, the Fourth Circuit Court of Appeal issued a decision affirming in part, and reversing in part, the Civil District Court's decision.  Although the Fourth Circuit Court of Appeal did not reverse any of the substantive findings and conclusions of the City Council or the Civil District Court, the Fourth Circuit found that the amount of the refund was arbitrary and capricious and increased the amount of the refund to $34.3 million.  Entergy New Orleans believes that the increase in the refund ordered by the Fourth Circuit is not justified. Entergy New Orleans, the City Council, and the plaintiffs requested rehearing, and in April 2008, the Fourth Circuit granted the plaintiffs' request for rehearing. In addition to changing the basis for the court's decision in the manner requested by the plaintiffs, the court also granted the plaintiffs' request that it provide for interest on the refund amount. The court denied the motions for rehearing filed by the City Council and Entergy New Orleans. In May 2008, Entergy New Orleans and the City Council filed with the Louisiana Supreme Court applications for a writ of certiorari seeking, among other things, reversal of the Fourth Circuit decision.

  Federal Regulation

  See "System Agreement Proceedings" and "Independent Coordinator of Transmission" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

  Critical Accounting Estimates

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy New Orleans' accounting for unbilled revenue and qualified pension and other postretirement benefits.

  New Accounting Pronouncements

  See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY NEW ORLEANS, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$194,567	$137,668	$334,795	$259,287
Natural gas	32,941	25,820	84,067	72,843
TOTAL	227,508	163,488	418,862	332,130

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	101,058	54,162	180,957	131,593
Purchased power	58,795	46,196	106,806	86,355
Other operation and maintenance	27,413	22,247	52,233	46,795
Taxes other than income taxes	10,099	9,028	20,233	18,802
Depreciation and amortization	8,209	7,987	16,303	16,110
Other regulatory charges - net	1,029	1,032	2,059	2,065
TOTAL	206,603	140,652	378,591	301,720

OPERATING INCOME	20,905	22,836	40,271	30,410

OTHER INCOME
Allowance for equity funds used during construction	57	268	135	1,459
Interest and dividend income	2,492	3,292	4,846	6,025
Miscellaneous - net	(255)	(188)	(1,016)	(367)
TOTAL	2,294	3,372	3,965	7,117

INTEREST AND OTHER CHARGES
Interest on long-term debt	3,239	3,245	6,480	6,490
Other interest - net	2,076	2,426	4,408	6,735
Allowance for borrowed funds used during construction	(37)	(199)	(87)	(1,097)
TOTAL	5,278	5,472	10,801	12,128

INCOME BEFORE INCOME TAXES	17,921	20,736	33,435	25,399

Income taxes	6,290	8,718	13,857	10,231

NET INCOME	11,631	12,018	19,578	15,168

Preferred dividend requirements and other	241	241	482	482

EARNINGS APPLICABLE TO
COMMON STOCK	$11,390	$11,777	$19,096	$14,686

See Notes to Financial Statements.

  (Page left blank intentionally)

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
	(In Thousands)
OPERATING ACTIVITIES
Net income	$19,578	$15,168
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges - net	2,059	2,065
Depreciation and amortization	16,303	16,110
Deferred income taxes, investment tax credits, and non-current taxes accrued	16,878	4,240
Changes in working capital:
Receivables	(17,115)	5,310
Fuel inventory	1,206	856
Accounts payable	18,311	(27,401)
Taxes accrued	(2,285)	3,856
Interest accrued	(334)	(13,205)
Deferred fuel costs	(16,153)	(9,864)
Other working capital accounts	(6,929)	(7,017)
Provision for estimated losses and reserves	3,330	2,455
Changes in other regulatory assets	11,516	179,753
Other	(4,103)	(40,849)
Net cash flow provided by operating activities	42,262	131,477

INVESTING ACTIVITIES
Construction expenditures	(50,770)	(34,837)
Allowance for equity funds used during construction	135	1,459
Insurance proceeds	50,953	55,406
Proceeds from the sale of assets	-	10,046
Change in money pool receivable - net	(77,092)	-
Change in other investments - net	(3,447)	(1,270)
Net cash flow provided by (used in) investing activities	(80,221)	30,804

FINANCING ACTIVITIES
Repayment of DIP credit facility	-	(51,934)
Dividends paid:
Preferred stock	(482)	(1,411)
Net cash flow used in financing activities	(482)	(53,345)

Net increase (decrease) in cash and cash equivalents	(38,441)	108,936

Cash and cash equivalents at beginning of period	92,010	17,093

Cash and cash equivalents at end of period	$53,569	$126,029

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$10,848	$10,684
Income taxes	$1,270	$92

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
ASSETS
June 30, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$370	$119
Temporary cash investments - at cost
which approximates market	53,199	91,891
Total cash and cash equivalents	53,569	92,010
Accounts receivable:
Customer	56,623	45,478
Allowance for doubtful accounts	(718)	(4,639)
Associated companies	139,649	58,952
Other	2,623	9,928
Accrued unbilled revenues	30,591	24,842
Total accounts receivable	228,768	134,561
Deferred fuel costs	33,434	17,281
Fuel inventory - at average cost	3,294	4,500
Materials and supplies - at average cost	9,710	9,007
Prepayments and other	9,177	2,539
TOTAL	337,952	259,898

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	3,259	3,259
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Other property and investments	8,719	5,272
TOTAL	12,994	9,547

UTILITY PLANT
Electric	758,453	745,426
Natural gas	194,746	201,870
Construction work in progress	7,804	14,144
TOTAL UTILITY PLANT	961,003	961,440
Less - accumulated depreciation and amortization	514,633	507,537
UTILITY PLANT - NET	446,370	453,903

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	144,546	143,726
Long term receivables	-	126
Other	9,087	8,995
TOTAL	153,633	152,847

TOTAL ASSETS	$950,949	$876,195

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
June 30, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$30,000	$30,000
Accounts payable:
Associated companies	25,561	27,138
Other	43,254	23,366
Customer deposits	18,767	17,803
Taxes accrued	2,696	4,981
Accumulated deferred income taxes	9,301	1,754
Interest accrued	4,883	5,217
Other	9,392	9,944
TOTAL CURRENT LIABILITIES	143,854	120,203

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	122,332	114,729
Accumulated deferred investment tax credits	2,637	2,809
SFAS 109 regulatory liability - net	73,500	73,613
Other regulatory liabilities	9,856	9,522
Retirement cost liability	2,867	2,772
Accumulated provisions	17,659	14,329
Pension and other postretirement liabilities	11,886	15,484
Long-term debt	273,379	273,912
Gas system rebuild insurance proceeds	61,697	36,958
Other	14,962	14,640
TOTAL NON-CURRENT LIABILITIES	590,775	558,768

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	19,780	19,780
Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2008
and 2007	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	126,502	107,406
TOTAL	216,320	197,224

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$950,949	$876,195

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Increase/
Description	2008	2007	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$38	$30	$8	27
Commercial	47	43	4	9
Industrial	12	11	1	9
Governmental	19	17	2	12
Total retail	116	101	15	15
Sales for resale
Associated companies	67	26	41	158
Non-associated companies	2	-	2	-
Other	10	11	(1)	(9)
Total	$195	$138	$57	41

Billed Electric Energy
Sales (GWh):
Residential	322	257	65	25
Commercial	452	419	33	8
Industrial	139	134	5	4
Governmental	192	176	16	9
Total retail	1,105	986	119	12
Sales for resale
Associated companies	478	225	253	112
Non-associated companies	7	4	3	75
Total	1,590	1,215	375	31

	Six Months Ended		Increase/
Description	2008	2007	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$71	$55	$16	29
Commercial	87	81	6	7
Industrial	22	21	1	5
Governmental	35	32	3	9
Total retail	215	189	26	14
Sales for resale
Associated companies	103	59	44	75
Non-associated companies	2	-	2	-
Other	15	11	4	36
Total	$335	$259	$76	29

Billed Electric Energy
Sales (GWh):
Residential	628	491	137	28
Commercial	860	815	45	6
Industrial	270	271	(1)	-
Governmental	370	340	30	9
Total retail	2,128	1,917	211	11
Sales for resale
Associated companies	804	575	229	40
Non-associated companies	10	6	4	67
Total	2,942	2,498	444	18

  ENTERGY TEXAS, INC.

  MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

  Jurisdictional Separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas

  See the Entergy Texas Form 10 for a discussion of the jurisdictional separation of Entergy Gulf States, Inc. into two vertically integrated utility companies, one operating under the sole retail jurisdiction of the PUCT, Entergy Texas, and the other operating under the sole retail jurisdiction of the LPSC, Entergy Gulf States Louisiana.

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

  Results of Operations

  Net Income

  Second Quarter 2008 Compared to Second Quarter 2007

  Net income increased by $21.6 million primarily due to higher net revenue and a lower effective income tax rate.

  Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

  Net income increased by $32.7 million primarily due to higher net revenue and a lower effective income tax rate.

  Net Revenue

  Second Quarter 2008 Compared to Second Quarter 2007

  Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing the second quarter of 2008 to the second quarter of 2007.

Amount
(In Millions)

2007 net revenue	$90.6
Volume/weather	11.0
Securitization transition charge	4.7
Other	14.1
2008 net revenue	$120.4

  The volume/weather variance is primarily due to increased electricity usage, including electricity sales during the unbilled sales period and more favorable weather compared to the same period in 2007. Billed retail electricity usage increased a total of 284 GWh in all sectors. See Note 1 to the financial statements in the Entergy Texas Form 10 for a discussion of the accounting for unbilled revenues.

  The securitization transition charge variance is primarily due to the issuance of securitization bonds. In June 2007, Entergy Gulf States Reconstruction Funding I, LLC (EGSRF I), a company wholly-owned and consolidated by Entergy Texas, issued securitization bonds and with the proceeds purchased from Entergy Texas the transition property, which is the right to recover from customers through a transition charge amounts sufficient to service the securitization bonds. See Note 5 to the financial statements in the Entergy Texas Form 10 for additional information regarding the securitization bonds.

  The Other variance is primarily caused by various operational effects of the jurisdictional separation on revenues and fuel and purchased power expenses.

  Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

  Gross operating revenues increased $114.4 million primarily due to:

  an increase of $47.6 million in affiliated wholesale revenue primarily due to increases in the cost of energy;

  an increase of $44.2 million in fuel cost recovery revenues due to higher fuel rates;

  an increase of $11 million related to volume/weather as discussed above; and

  an increase of $9.2 million in transition charge amounts collected from customers to service the securitization bonds. See Note 5 to the financial statements in the Entergy Texas Form 10 for additional information regarding the securitization bonds.

  Fuel and purchased power expenses increased primarily due to an increase in gas generation and power purchases as a result of the purchased power agreements between Entergy Gulf States Louisiana and Entergy Texas and an increase in the average market prices of natural gas and purchased power, substantially offset by a decrease in deferred fuel expense as the result of decreased recovery from customers of fuel costs.

  Other regulatory charges increased primarily due to the recovery of $4.4 million of bond expenses related to the securitization bonds. The recovery became effective July 2007. See Note 5 to the financial statements in the Entergy Texas Form 10 for additional information regarding the securitization bonds.

  Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

  Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing the six months ended June 30, 2008 to the six months ended June 30, 2007.

Amount
(In Millions)

2007 net revenue	$166.2
Fuel recovery	12.9
Volume/weather	12.2
Securitization transition charge	9.6
Other	17.0
2008 net revenue	$217.9

  The fuel recovery variance is primarily due to a reserve for potential rate refunds made in the first quarter 2007 as a result of a PUCT ruling related to the application of past PUCT rulings addressing transition to competition in Texas.

  The volume/weather variance is primarily due to increased electricity usage which increased a total of 452 GWh in all sectors. See Note 1 to the financial statements in the Entergy Texas Form 10 for a discussion of the accounting for unbilled revenues.

  The securitization transition charge variance is primarily due to the issuance of securitization bonds. In June 2007, EGSRF I, a company wholly-owned and consolidated by Entergy Texas, issued securitization bonds and with the proceeds purchased from Entergy Texas the transition property, which is the right to recover from customers through a transition charge amounts sufficient to service the securitization bonds. See Note 5 to the financial statements in the Entergy Texas Form 10 for additional information regarding the securitization bonds.

  The Other variance is primarily caused by various operational effects of the jurisdictional separation on revenues and fuel and purchased power expenses.

  Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

  Gross operating revenues increased $92.1 million primarily due to the following reasons:

  an increase of $68 million in affiliated wholesale revenue primarily due to increases in the cost of energy;
  an increase of $17.9 million in transition charge amounts collected from customers to service the securitization bonds. See Note 5 to the financial statements in the Entergy Texas Form 10 for additional information regarding the securitization bonds;
  an increase of $12.2 million related to volume/weather as discussed above; and
  implementation of an interim surcharge to collect $10.3 million in under-recovered incremental purchased capacity costs incurred through July 2007. The surcharge was collected over a two-month period beginning February 2008. The incremental capacity recovery rider and PUCT approval is discussed in Note 2 to the financial statements in the Entergy Texas Form 10.

  The increase was partially offset by a decrease of $19.3 million in fuel cost recovery revenues primarily due to interim fuel refunds to customers for fuel cost recovery over-collections through November 2007. The refund was distributed over a two-month period beginning February 2008. The interim refund and the PUCT approval is discussed in Note 2 to the financial statements in the Entergy Texas Form 10.

  Fuel and purchased power expenses increased primarily due to an increase in gas generation and power purchases as a result of the purchased power agreements between Entergy Gulf States Louisiana and Entergy Texas and an increase in the average market prices of natural gas and purchased power, substantially offset by a decrease in deferred fuel expense as the result of decreased recovery from customers of fuel costs.

  Other regulatory charges increased primarily due to the recovery of $8.3 million of bond expenses related to the securitization bonds. The recovery became effective July 2007. See Note 5 to the financial statements in the Entergy Texas Form 10 for additional information regarding the securitization bonds.

  Other Income Statement Variances

  Second Quarter 2008 Compared to Second Quarter 2007

  The other income variance includes an increase in taxes collected on advances for transmission projects, substantially offset by the absence of carrying charges on storm restoration costs that were approved by the PUCT in the first quarter 2007. In June 2007, EGSRF I issued securitization bonds and the carrying charges ended. The PUCT approval of carrying charges, the securitization filing and the approval for the recovery of reconstruction costs are discussed in Note 2 to the financial statements in the Entergy Texas Form 10.

  Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

  Other operation and maintenance expenses decreased primarily due to a decrease of $2.9 million in customer service support costs, including a decrease in customer write-offs and a decrease of $2.2 million in transmission spending due to lower transmission equalization expenses. The decrease was partially offset by an increase of $1.3 million in payroll-related costs.

  Other income decreased primarily due to the absence of carrying charges on storm restoration costs that were approved by the PUCT in the first quarter 2007. In June 2007, EGSRF I issued securitization bonds and the carrying charges ended. The PUCT approval of carrying charges, the securitization filing and the approval for the recovery of reconstruction costs are discussed in Note 2 to the financial statements in the Entergy Texas Form 10. The decrease was partially offset by an increase in taxes collected on advances for transmission projects.

  Interest and other charges increased primarily due to the increase in long-term debt outstanding as a result of the issuance of securitization bonds during the second quarter 2007, substantially offset by interest recorded in the first quarter 2007 on advances from independent power producers per a FERC order. See Note 5 to the financial statements in the Entergy Texas Form 10 for additional information regarding the securitization bonds.

  Income Taxes

  The effective income tax rate was 37.5% for the second quarter 2008 and 37.3% for the six months ended June 30, 2008. The differences in the effective income tax rate for the second quarter 2008 and for the six months ended June 30, 2008 versus the federal statutory rate of 35% were primarily due to state income taxes, partially offset by an adjustment of the federal income tax reserve for prior tax years.

  Income tax expense for the second quarter 2007 was primarily due to state income taxes and adjustments related to FIN 48. Income tax expense for the six months ended June 30, 2007 was primarily due to state income taxes and adjustments related to FIN 48, partially offset by the amortization of investment tax credits.

  Liquidity and Capital Resources

  Cash Flow

  Cash flows for the six months ended June 30, 2008 and 2007 were as follows:

	2008	2007
	(In Thousands)

Cash and cash equivalents at beginning of period	$297,082	$77,115

Cash flow provided by (used in):
Operating activities	(13,513)	212,227
Investing activities	60,412	(266,854)
Financing activities	(321,232)	302,304
Net increase (decrease) in cash and cash equivalents	(274,333)	247,677

Cash and cash equivalents at end of period	$22,749	$324,792

  Operating Activities

  Operating activities used cash of $13.5 million for the six months ended June 30, 2008 compared to providing cash of $212.2 million for the six months ended June 30, 2007 primarily due to decreased recovery of deferred fuel costs, substantially offset by the timing of payments to vendors and the collection of receivables from customers. The decreased fuel recovery was primarily caused by the $71 million fuel cost over-recovery refund that is discussed in Note 2 to the financial statements, in addition to the over-recovery of fuel costs for the six months ended June 30, 2007 compared to under-recovering for the six months ended June 30, 2008. Fuel prices have been increasing, and due to the time lag before the fuel recovery rate increases in response, Entergy Texas has under-recovered fuel costs thus far in 2008.

  Investing Activities

  Investing activities provided cash of $60.4 million for the six months ended June 30, 2008 compared to using cash of $266.9 million for the six months ended June 30, 2007 primarily due to money pool activity. Decreases in Entergy Texas' receivable from the money pool are a source of cash flow, and Entergy Texas' receivable from the money pool decreased by $104.3 million for the six months ended June 30, 2008 compared to increasing by $203.2 million for the six months ended June 30, 2007. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' need for external short-term borrowings.

  Financing Activities

  Financing activities used cash of $321.2 million for the six months ended June 30, 2008 compared to providing cash of $302.3 million for the six months ended June 30, 2007 primarily due to the issuance of $329.5 million of securitization bonds in June 2007, the retirement of $159.2 million of long-term debt in June 2008, and $150 million of capital returned to Entergy Corporation in February 2008. After the effects of Hurricane Katrina and Hurricane Rita, Entergy Corporation made a $300 million capital contribution to Entergy Gulf States, Inc. in 2005, which was part of Entergy's financing plan that provided liquidity and capital resources to Entergy and its subsidiaries while storm restoration cost recovery was pursued. See Note 5 in the Entergy Texas Form 10 for additional information regarding the securitization bonds.

  Capital Structure

  Entergy Texas' capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2008	December 31, 2007

Net debt to net capital	58.5%	52.6%
Effect of subtracting cash from debt	0.5%	5.9%
Debt to capital	59.0%	58.5%

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

  On June 2, 2008, under the terms of the debt assumption agreement between Entergy Texas and Entergy Gulf States Louisiana that is discussed in Note 5 to the financial statements in the Entergy Texas Form 10, Entergy Texas paid at maturity $148.8 million of Entergy Gulf States Louisiana first mortgage bonds, which results in a corresponding decrease in Entergy Texas' debt assumption liability.

  Uses and Sources of Capital

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Entergy Texas Form 10 for a discussion of Entergy Texas' uses and sources of capital. Following are updates to the information provided in the Entergy Texas Form 10.

  Entergy Texas' receivables from the money pool were as follows:

June 30, 2008	December 31, 2007	June 30, 2007	December 31, 2006
(In Thousands)

$49,920	$154,176	300,458	$97,277

  See Note 4 to the financial statements in the Entergy Texas Form 10 for a description of the money pool.

  As discussed in the Entergy Texas Form 10, Entergy Texas has a credit facility in the amount of $100 million that will expire in August 2012. The facility became available to Entergy Texas on May 30, 2008, after the fulfillment of certain closing conditions, and no borrowings were outstanding under the facility as of June 30, 2008.

  Significant Factors and Known Trends

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Entergy Texas Form 10 for a discussion of transition to retail competition in Texas; state and local rate regulation; federal regulation; the Energy Policy Act of 2005; industrial and commercial customers; market and credit risk sensitive instruments; and environmental risks. Following are updates to the information disclosed in the Entergy Texas Form 10.

  State and Local Rate Regulation

  Filings with the PUCT

  Entergy Texas made a rate filing in September 2007 with the PUCT requesting an annual rate increase totaling $107.5 million, including a base rate increase of $64.3 million and riders totaling $43.2 million. The base rate increase includes a $12.2 million annual increase for the storm damage reserve. Entergy Texas requested an 11% return on common equity. In December 2007 the PUCT issued an order setting September 26, 2008 as the effective date for the rate change from the rate filing. In May 2008, Entergy Texas and certain parties in the rate case filed a non-unanimous settlement that provides for a $42.5 million base rate increase beginning in October 2008 and an additional $17 million base rate increase beginning in October 2009. The non-unanimous settlement also provides that $25 million of System Agreement rough production cost equalization payments will offset the effect on customers of the rate increase. The non-unanimous settlement further provides that an additional $17 million on an annual basis of System Agreement rough production cost equalization payments will be retained by Entergy Texas from January 2009 through September 2009. The non-unanimous settlement also resolves the fuel reconciliation portion of the proceeding with a $4.5 million disallowance. The PUCT staff, the Texas Industrial Energy Consumers (TIEC), and the state of Texas did not join in the settlement and filed a separate agreement among them that provides for a rate decrease, later revised to a slight increase, and a $4.7 million fuel cost disallowance. In May 2008 the ALJs issued an order stating that the proceeding will continue with Entergy Texas having the burden of proof to show that the non-unanimous settlement results in reasonable rates. The hearing on the merits of the non-unanimous settlement was held from June 23 through July 2, 2008, and post-hearing briefing by the parties is ongoing.

  In January 2008, Entergy Texas made a compliance filing with the PUCT describing how its 2007 Rough Production Cost Equalization receipts under the System Agreement were allocated between Entergy Gulf States, Inc.'s Texas and Louisiana jurisdictions. Several parties have intervened in the proceeding. A hearing was held at the end of July 2008, and a decision is pending.

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

  Federal Regulation

  See "System Agreement Proceedings" and "Independent Coordinator of Transmission" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis herein for updates to the discussion in the Entergy Texas Form 10.

  Critical Accounting Estimates

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Entergy Texas Form 10 for a discussion of the estimates and judgments necessary in Entergy Texas' accounting for the application of SFAS 71, unbilled revenue, and qualified pension and other postretirement benefits.

  New Accounting Pronouncements

  See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$565,349	$450,905	$962,391	$870,293

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	158,288	143,243	227,182	310,484
Purchased power	280,189	215,397	505,593	390,407
Other operation and maintenance	46,254	47,239	84,675	89,190
Decommissioning	46	42	91	84
Taxes other than income taxes	12,944	12,871	26,544	26,004
Depreciation and amortization	18,872	17,346	37,237	34,480
Other regulatory charges - net	6,518	1,620	11,697	3,183
TOTAL	523,111	437,758	893,019	853,832

OPERATING INCOME	42,238	13,147	69,372	16,461

OTHER INCOME
Allowance for equity funds used during construction	402	550	978	1,770
Interest and dividend income	1,346	9,983	5,553	19,789
Miscellaneous - net	9,276	(350)	11,086	(350)
TOTAL	11,024	10,183	17,617	21,209

INTEREST AND OTHER CHARGES
Interest on long-term debt	18,545	16,129	38,507	32,246
Other interest - net	698	2,426	2,575	7,114
Allowance for borrowed funds used during construction	(230)	(354)	(557)	(1,150)
TOTAL	19,013	18,201	40,525	38,210

INCOME (LOSS) BEFORE INCOME TAXES	34,249	5,129	46,464	(540)

Income taxes	12,833	5,291	17,336	3,018

NET INCOME (LOSS)	$21,416	($162)	$29,128	($3,558)

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
	(In Thousands)

OPERATING ACTIVITIES
Net income (loss)	$29,128	($3,558)
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	188	179
Other regulatory charges - net	11,697	3,183
Depreciation, amortization, and decommissioning	37,328	34,564
Deferred income taxes, investment tax credits, and non-current taxes accrued	(1,695)	90,342
Changes in working capital:
Receivables	(22,625)	(93,959)
Fuel inventory	(2,385)	6,549
Accounts payable	168,607	4,727
Taxes accrued	10,907	17,669
Interest accrued	(5,735)	(37)
Deferred fuel costs	(130,734)	53,650
Other working capital accounts	(25,115)	58,923
Provision for estimated losses and reserves	1,208	481
Changes in other regulatory assets	17,342	(30,704)
Other	(101,629)	70,218
Net cash flow provided by (used in) operating activities	(13,513)	212,227

INVESTING ACTIVITIES
Construction expenditures	(53,993)	(69,858)
Allowance for equity funds used during construction	978	1,770
Insurance proceeds	-	4,415
Change in money pool receivable - net	104,256	(203,181)
Changes in transition charge account	9,171	-
Net cash flow provided by (used in) investing activities	60,412	(266,854)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	322,032
Return of capital to parent	(150,000)	-
Retirement of long-term debt	(159,232)	-
Dividends paid:
Common stock	(12,000)	(19,728)
Net cash flow provided by (used in) financing activities	(321,232)	302,304

Net increase (decrease) in cash and cash equivalents	(274,333)	247,677

Cash and cash equivalents at beginning of period	297,082	77,115

Cash and cash equivalents at end of period	$22,749	$324,792

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$44,855	$37,234
Income taxes	$6,493	$3,239

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,420	$10
Temporary cash investments - at cost,
which approximates market	21,329	297,072
Total cash and cash equivalents	22,749	297,082
Securitization recovery trust account	10,102	19,273
Accounts receivable:
Customer	90,000	61,108
Allowance for doubtful accounts	(738)	(918)
Associated companies	285,181	377,478
Other	10,728	35,048
Accrued unbilled revenues	36,888	30,974
Total accounts receivable	422,059	503,690
Deferred fuel costs	63,464	-
Accumulated deferred income taxes	2,587	24,507
Fuel inventory - at average cost	58,163	55,778
Materials and supplies - at average cost	30,249	31,454
Prepayments and other	7,767	14,756
TOTAL	617,140	946,540

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates at equity	876	863
Non-utility property - at cost (less accumulated depreciation)	1,883	2,030
Other	18,939	16,514
TOTAL	21,698	19,407

UTILITY PLANT
Electric	2,870,465	2,817,681
Construction work in progress	58,527	71,519
TOTAL UTILITY PLANT	2,928,992	2,889,200
Less - accumulated depreciation and amortization	1,064,370	1,043,183
UTILITY PLANT - NET	1,864,622	1,846,017

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	86,536	87,531
Other regulatory assets	628,167	645,941
Long-term receivables	789	1,284
Other	118,068	60,032
TOTAL	833,560	794,788

TOTAL ASSETS	$3,337,020	$3,606,752

See Notes to Financial Statements.

126

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY
June 30, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT LIABILITIES
Currently maturing portion of debt assumption liability	$160,286	$309,123
Accounts payable:
Associated companies	107,381	40,120
Other	182,263	80,917
Customer deposits	39,478	37,962
Taxes accrued	26,660	15,753
Interest accrued	22,314	28,049
Deferred fuel costs	-	67,270
Pension and other postretirement liabilities	1,236	1,236
System agreement cost equalization	56,126	92,225
Other	6,589	5,316
TOTAL	602,333	677,971

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	669,267	697,693
Accumulated deferred investment tax credits	24,926	25,724
Other regulatory liabilities	6,253	4,881
Asset retirement cost liabilities	3,156	3,066
Accumulated provisions	10,071	8,863
Pension and other postretirement liabilities	4,638	14,418
Long-term debt - assumption liability	769,971	769,971
Other long-term debt	322,851	333,892
Other	52,172	66,019
TOTAL	1,863,305	1,924,527

Commitments and Contingencies

SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 200,000,000 shares;
issued and outstanding 46,525,000 shares in 2008 and 2007	49,452	49,452
Paid-in capital	481,994	631,994
Retained earnings	339,936	322,808
TOTAL	871,382	1,004,254

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,337,020	$3,606,752

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIAIRES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS AND PAID-IN CAPITAL
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended
	2008	2007
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$330,520	$287,918

Add:
Net Income (Loss)	21,416	(162)
Other additions	-	756
	21,416	594

Deduct:
Dividends declared on common stock	12,000	5,160

Retained Earnings - End of period	$339,936	$283,352

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$481,994	$632,222

Deduct:
Return of capital to parent	-	-

Paid-in capital - End of period	$481,994	$632,222

	Six Months Ended
	2008	2007
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$322,808	$306,266

Add:
Net Income (Loss)	29,128	(3,558)
Other additions	-	372
	29,128	(3,186)

Deduct:
Dividends declared on common stock	12,000	19,728

Retained Earnings - End of period	$339,936	$283,352

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$631,994	$632,222

Deduct:
Return of capital to parent	(150,000)	-

Paid-in capital - End of period	$481,994	$632,222

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Increase/
Description	2008	2007	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$149	$125	$24	19
Commercial	110	95	15	16
Industrial	135	113	22	19
Governmental	8	6	2	33
Total retail	402	339	63	19
Sales for resale
Associated companies	143	97	46	47
Non-associated companies	3	1	2	200
Other	17	14	3	21
Total	$565	$451	$114	25

Billed Electric Energy
Sales (GWh):
Residential	1,232	1,131	101	9
Commercial	1,042	985	57	6
Industrial	1,607	1,483	124	8
Governmental	62	60	2	3
Total retail	3,943	3,659	284	8
Sales for resale
Associated companies	1,079	1,083	(4)	-
Non-associated companies	29	13	16	123
Total	5,051	4,755	296	6

	Six Months Ended		Increase/
Description	2008	2007	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$260	$258	$2	1
Commercial	187	186	1	1
Industrial	239	221	18	8
Governmental	13	12	1	8
Total retail	699	677	22	3
Sales for resale
Associated companies	239	172	67	39
Non-associated companies	5	3	2	67
Other	19	18	1	6
Total	$962	$870	$92	11

Billed Electric Energy
Sales (GWh):
Residential	2,444	2,367	77	3
Commercial	1,985	1,897	88	5
Industrial	3,151	2,867	284	10
Governmental	123	120	3	3
Total retail	7,703	7,251	452	6
Sales for resale
Associated companies	1,976	1,995	(19)	(1)
Non-associated companies	51	47	4	9
Total	9,730	9,293	437	5

  SYSTEM ENERGY RESOURCES, INC.

  MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

  Results of Operations

  System Energy's principal asset consists of a 90% ownership and leasehold interest in Grand Gulf. The capacity and energy from its 90% interest is sold under the Unit Power Sales Agreement to its only four customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. System Energy's operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% interest in Grand Gulf pursuant to the Unit Power Sales Agreement. Payments under the Unit Power Sales Agreement are System Energy's only source of operating revenues.

  Net income decreased by $4.9 million for the second quarter of 2008 compared to the second quarter of 2007 primarily due to a decrease in rate base in the second quarter of 2008 resulting in lower operating income. Lower interest income earned on money pool investments also contributed to the decrease in net income.

  Net income decreased by $10.6 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to a decrease in rate base in 2008 resulting in lower operating income. Lower interest income earned on money pool investments also contributed to the decrease in net income.

  Liquidity and Capital Resources

  Cash Flow

  Cash flows for the six months ended June 30, 2008 and 2007 were as follows:

	2008	2007
	(In Thousands)

Cash and cash equivalents at beginning of period	$105,005	$135,012

Cash flow provided by (used in):
Operating activities	97,865	87,053
Investing activities	(84,274)	(26,960)
Financing activities	(71,901)	(74,235)
Net decrease in cash and cash equivalents	(58,310)	(14,142)

Cash and cash equivalents at end of period	$46,695	$120,870

  Operating Activities

  The increase of $10.8 million in net cash provided by operating activities for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 is primarily due to a decrease of $9.6 million in income tax payments.

  Investing Activities

  The increase of $57.3 million in net cash used by investing activities for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 is primarily due to money pool activity. Increases in System Energy's receivable from the money pool are a use of cash flow, and System Energy's receivable from the money pool increased by $47.9 million for the six months ended June 30, 2008 compared to decreasing by $14.8 million for the six months ended June 30, 2007. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' need for external short-term borrowings.

  Capital Structure

  System Energy's capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2008	December 31, 2007

Net debt to net capital	47.9%	47.4%
Effect of subtracting cash from debt	1.4%	3.2%
Debt to capital	49.3%	50.6%

  Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion. Capital consists of debt and common shareholder's equity. Net capital consists of capital less cash and cash equivalents. System Energy uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating System Energy's financial condition.

  Uses and Sources of Capital

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of System Energy's uses and sources of capital. The following is an update to the Form 10-K.

  System Energy's receivables from the money pool were as follows:

June 30, 2008	December 31, 2007	June 30, 2007	December 31, 2006
(In Thousands)

$101,497	$53,620	$50,865	$88,231

  In May 2007, $22.5 million of System Energy's receivable from the money pool was replaced by a note receivable from Entergy New Orleans. See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

  Significant Factors and Known Trends

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of the Energy Policy Act of 2005, nuclear matters, and environmental risks. The following is an update to the Form 10-K.

  System Energy Rate Proceeding

  In March 2008, the LPSC filed a complaint at the FERC under Federal Power Act section 206 against System Energy and Entergy Services. The complaint requests that the FERC set System Energy's rate of return on common equity at no more than 9.75%. The LPSC's complaint further requests that System Energy base its decommissioning and depreciation expenses on a 60-year useful life for Grand Gulf as opposed to the 40-year life specified in the existing NRC operating license. The APSC, the City of New Orleans, the MPSC, and other parties have intervened in the proceeding. System Energy filed its answer to the complaint in April 2008, in which it denies the allegations of the LPSC and requests that the FERC dismiss the complaint without a hearing. On July 1, 2008, the FERC issued an order denying the relief requested by the LPSC.

  Critical Accounting Estimates

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in System Energy's accounting for nuclear decommissioning costs and qualified pension and other postretirement benefits.

  New Accounting Pronouncements

  See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$128,366	$129,471	$242,738	$255,628

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	12,688	10,333	23,304	18,721
Nuclear refueling outage expenses	4,209	3,691	8,413	8,226
Other operation and maintenance	32,008	28,304	56,997	52,541
Decommissioning	6,847	6,369	13,571	12,624
Taxes other than income taxes	6,101	4,594	4,029	13,005
Depreciation and amortization	24,522	24,026	51,077	49,988
Other regulatory credits - net	(2,571)	(2,650)	(4,557)	(4,610)
TOTAL	83,804	74,667	152,834	150,495

OPERATING INCOME	44,562	54,804	89,904	105,133

OTHER INCOME
Allowance for equity funds used during construction	1,237	364	2,366	780
Interest and dividend income	3,665	4,770	6,212	10,585
Miscellaneous - net	(121)	657	(288)	578
TOTAL	4,781	5,791	8,290	11,943

INTEREST AND OTHER CHARGES
Interest on long-term debt	11,321	11,336	23,283	23,689
Other interest - net	37	36	80	52
Allowance for borrowed funds used during construction	(415)	(120)	(793)	(255)
TOTAL	10,943	11,252	22,570	23,486

INCOME BEFORE INCOME TAXES	38,400	49,343	75,624	93,590

Income taxes	16,309	22,379	31,932	39,329

NET INCOME	$22,091	$26,964	$43,692	$54,261

See Notes to Financial Statements.

  (Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
	(In Thousands)

OPERATING ACTIVITIES
Net income	$43,692	$54,261
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory credits - net	(4,557)	(4,610)
Depreciation, amortization, and decommissioning	64,648	62,612
Deferred income taxes, investment tax credits, and non-current taxes accrued	(3,659)	37,139
Changes in working capital:
Receivables	16,909	6,305
Accounts payable	(11,747)	(4,089)
Taxes accrued	-	(43,461)
Interest accrued	(34,959)	(33,345)
Other working capital accounts	1,713	(21,355)
Provision for estimated losses and reserves	(488)	(22)
Changes in other regulatory assets	(5,679)	(1,400)
Other	31,992	35,018
Net cash flow provided by operating activities	97,865	87,053

INVESTING ACTIVITIES
Construction expenditures	(23,966)	(29,101)
Allowance for equity funds used during construction	2,366	780
Nuclear fuel purchases	-	(56,155)
Proceeds from the sale/leaseback of nuclear fuel	-	56,475
Proceeds from nuclear decommissioning trust fund sales	176,470	41,964
Investment in nuclear decommissioning trust funds	(191,266)	(55,761)
Changes in money pool receivable - net	(47,878)	14,838
Net cash flow used in investing activities	(84,274)	(26,960)

FINANCING ACTIVITIES
Retirement of long-term debt	(26,701)	(23,335)
Dividends paid:
Common stock	(45,200)	(50,900)
Net cash flow used in financing activities	(71,901)	(74,235)

Net decrease in cash and cash equivalents	(58,310)	(14,142)

Cash and cash equivalents at beginning of period	105,005	135,012

Cash and cash equivalents at end of period	$46,695	$120,870

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$55,753	$54,241
Income taxes	$16,072	$25,667

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
June 30, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$872	$406
Temporary cash investments - at cost,
which approximates market	45,823	104,599
Total cash and cash equivalents	46,695	105,005
Accounts receivable:
Associated companies	144,490	112,598
Other	2,998	3,921
Total accounts receivable	147,488	116,519
Materials and supplies - at average cost	74,250	68,613
Deferred nuclear refueling outage costs	5,687	13,640
Prepayments and other	9,828	9,225
TOTAL	283,948	313,002

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	304,672	315,654
Note receivable - Entergy New Orleans	25,560	25,560
TOTAL	330,232	341,214

UTILITY PLANT
Electric	3,285,637	3,273,390
Property under capital lease	475,157	475,157
Construction work in progress	99,110	88,296
Nuclear fuel under capital lease	64,385	81,616
Nuclear fuel	5,913	7,656
TOTAL UTILITY PLANT	3,930,202	3,926,115
Less - accumulated depreciation and amortization	2,156,637	2,101,484
UTILITY PLANT - NET	1,773,565	1,824,631

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	90,014	93,083
Other regulatory assets	281,394	274,202
Other	11,905	12,628
TOTAL	383,313	379,913

TOTAL ASSETS	$2,771,058	$2,858,760

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY
June 30, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$28,440	$26,701
Accounts payable:
Associated companies	3,989	8,902
Other	22,348	29,182
Accumulated deferred income taxes	1,388	4,494
Interest accrued	12,444	47,403
Obligations under capital leases	30,058	30,058
TOTAL	98,667	146,740

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	308,020	314,991
Accumulated deferred investment tax credits	63,446	65,184
Obligations under capital leases	34,326	51,558
Other regulatory liabilities	245,702	243,450
Decommissioning	382,131	368,559
Accumulated provisions	1,981	2,469
Pension and other postretirement liabilities	31,063	30,031
Long-term debt	744,863	773,266
Other	-	145
TOTAL	1,811,532	1,849,653

Commitments and Contingencies

SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2008 and 2007	789,350	789,350
Retained earnings	71,509	73,017
TOTAL	860,859	862,367

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,771,058	$2,858,760

See Notes to Financial Statements.

  ENTERGY CORPORATION AND SUBSIDIARIES

  PART II. OTHER INFORMATION

  Item 1. Legal Proceedings

  See "PART I, Item 1, Litigation" in the Form 10-K for a discussion of legal, administrative, and other regulatory proceedings affecting Entergy.

  Item 1A. Risk Factors

  There have been no material changes to the risk factors discussed in "PART I, Item 1A, Risk Factors" in the Form 10-K.

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

  Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

4/01/2008-4/30/2008	484,586	$111.29	484,586	$823,171,647
5/01/2008-5/31/2008	543,970	$119.55	543,970	$787,829,847
6/01/2008-6/30/2008	770,543	$120.01	770,543	$707,627,695
Total	1,799,099	$117.52	1,799,099

(1)

  In accordance with Entergy's stock-based compensation plans, Entergy periodically grants stock options to key employees that may be exercised to obtain shares of Entergy's common stock. According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market. Entergy's management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans. In addition to this authority, in January 2007 the Board approved a repurchase program under which Entergy is authorized to repurchase up to $1.5 billion of its common stock. The program does not have an expiration date, but Entergy expects to complete it in 2008. In January 2008, the Board authorized an incremental $500 million share repurchase program to enable Entergy to consider opportunistic purchases in response to equity market conditions. See Note 12 to the financial statements in the Form 10-K for additional discussion of the stock-based compensation plans.

(2)

  Maximum amount of shares that may yet be repurchased relates only to the $1.5 billion and $500 million plans and does not include an estimate of the amount of shares that may be purchased to fund the exercise of grants under the stock-based compensation plans.

  The amount of share repurchases may vary as a result of material changes in business results or capital spending or new investment opportunities.

  Item 4. Submission of Matters to a Vote of Security Holders

  Election of Board of Directors

  Entergy Corporation

  The annual meeting of stockholders of Entergy Corporation was held on May 2, 2008. The following matters were voted on and received the specified number of votes for, abstentions, votes withheld (against), and broker non-votes:

    Election of Directors:

Name of Nominee	Votes For	Votes Against	Abstentions

Maureen S. Bateman	162,483,179	1,379,978	1,847,924
W. Frank Blount	159,924,086	3,980,608	1,806,387
Simon D. deBree	162,305,111	1,588,237	1,817,733
Gary W. Edwards	162,621,250	1,266,209	1,823,622
Alexis M. Herman	160,259,935	3,642,024	1,809,122
Donald C. Hintz	162,643,443	1,303,103	1,764,535
J. Wayne Leonard	162,777,353	1,146,413	1,787,315
Stuart L. Levenick	162,622,546	1,309,222	1,779,313
James R. Nichols	162,461,831	1,452,170	1,797,080
William A. Percy, II	162,366,184	1,550,470	1,794,427
W. J. "Billy" Tauzin	162,160,349	1,761,156	1,789,576
Steven V. Wilkinson	162,467,535	1,474,131	1,769,415

    Ratify the appointment of independent public accountants, Deloitte & Touche LLP for the year 2008: 163,354,763 votes for; 849,674 votes against; and 1,506,644 abstentions.

    Shareholder proposal relating to advisory vote on executive compensation: 57,885,138 votes for; 81,014,139 votes against; 13,435,872 abstentions; and 13,375,932 broker non-votes.

    Shareholder proposal relating to limitations on management compensation: 8,781,863 votes for; 141,336,617 votes against; 2,201,540 abstentions; and 13,391,061 broker non-votes.

    Shareholder proposal relating to corporate political contribution: 34,163,658 votes for; 86,778,857 votes against; 31,369,607 abstentions; and 13,398,959 broker non-votes.

    Shareholder proposal relating to special shareholder meetings: 83,618,800 votes for; 66,298,271 votes against; 2,395,188 abstentions; and 13,398,822 broker non-votes.

  Entergy Arkansas

  A consent in lieu of a meeting of common stockholders was executed on June 9, 2008. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Arkansas: Hugh T. McDonald, Chairman, Leo P. Denault, Mark T. Savoff, and Gary J. Taylor.

  Entergy Gulf States Louisiana

  A consent in lieu of a meeting of common stockholders was executed on June 27, 2008. The consent was signed on behalf of EGS Holdings, Inc., the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Gulf States Louisiana: E. Renae Conley, Chair, Leo P. Denault, Mark T. Savoff, and Gary J. Taylor.

  Entergy Louisiana

  A consent in lieu of a meeting of members was executed on June 27, 2008. The consent was signed on behalf of Entergy Louisiana Holdings, Inc., the holder of all issued and outstanding common membership interests. The holder of the common membership interests, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Louisiana: E. Renae Conley, Chair, Leo P. Denault, Mark T. Savoff, and Gary J. Taylor.

  Entergy Mississippi

  A consent in lieu of a meeting of common stockholders was executed on June 9, 2008. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Mississippi: Carolyn C. Shanks, Chair, Leo P. Denault, Mark T. Savoff, Gary J. Taylor, and Haley R. Fisackerly. Effective July 13, 2008, Carolyn C. Shanks resigned as a director, chair of the board, and chief executive officer of Entergy Mississippi.

  A consent in lieu of a meeting of common stockholders was executed on July 14, 2008. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Mississippi: Haley R. Fisackerly, Chairman, Leo P. Denault, Mark T. Savoff, and Gary J. Taylor.

  Entergy New Orleans

  A consent in lieu of a meeting of common stockholders was executed on June 9, 2008. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy New Orleans: Roderick K. West, Chairman, Gary J. Taylor, Tracie L. Boutte, and William J. Burroughs.

  Entergy Texas

  A consent in lieu of a meeting of common stockholders was executed on June 9, 2008. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Texas: Joseph F. Domino, Chairman, Leo P. Denault, Mark T. Savoff, and Gary J. Taylor.

  System Energy

  A consent in lieu of a meeting of common stockholders was executed on June 27, 2008. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of System Energy: Michael R. Kansler, Chairman, Steven C. McNeal, and Leo P. Denault.

  Item 5. Other Information

  Affiliate Purchased Power Agreements

  See Part I, Item 1 of the Form 10-K for a discussion of the FERC proceeding involving the purchased power agreements entered by Entergy Louisiana and Entergy New Orleans to procure electric power from affiliates, the FERC's decision in the proceeding, and the LPSC's appeal of that decision. On April 10, 2008, the LPSC filed its initial brief with the D.C. Circuit. In its initial brief, the LPSC argues the FERC erred: (1) in concluding that Entergy Arkansas' short term sale of capacity and energy to third parties did not trigger the obligation to offer a right of first refusal with respect to this capacity to the other Utility operating companies pursuant to the provisions of the System Agreement; and (2) by approving an allocation of baseload generating resources that unduly preferred Entergy New Orleans and unduly discriminated against Entergy Gulf States Louisiana. The FERC's brief and the joint brief of the Utility operating companies, the APSC, the MPSC, and the City Council were filed in June 2008, and the LPSC filed its reply brief in July 2008.

  Franchises and Certificates

  As discussed in the Entergy Texas Form 10, on December 28, 2007, the Texas Industrial Energy Consumers (TIEC) filed a petition asking the PUCT to declare that Entergy Gulf States, Inc. was required to obtain prior PUCT approval in connection with Entergy Texas' acquisition of its certificate of convenience and necessity as part of the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Texas and Entergy Gulf States Louisiana.  The TIEC further requested that the PUCT declare Entergy Texas' acquisition of the certificate of convenience and necessity null and void if it occurred without prior PUCT approval.

  To resolve expeditiously any outstanding related issues, on March 31, 2008, Entergy Texas filed a request with the PUCT for approval of the allocation to Entergy Texas of the certificate of convenience and necessity to the extent the PUCT finds such an approval is necessary. On May 8, 2008, the ALJ issued an order consolidating the TIEC proceeding discussed above with this proceeding because the filings share threshold issues. On May 16, 2008, the ALJ certified two issues for the PUCT to consider that relate to whether Entergy Gulf States, Inc. needed to obtain PUCT approval with regard to allocating its certificate of convenience and necessity to Entergy Texas. In June 2008 the PUCT determined that the legislation authorizing the completion of the jurisdictional separation of Entergy Gulf States, Inc. into two separate companies contemplated Entergy Texas' succession to Entergy Gulf States, Inc.'s rights under the certificate of convenience and necessity without further regulatory approval. The PUCT, however, has not issued a final order in this proceeding.

  Environmental Regulation

  Ozone Non-attainment

  Entergy Texas and Entergy Gulf States Louisiana each operate fossil-fueled generating units in geographic areas that are not in attainment of the currently-enforced national ambient air quality standards for ozone. Texas non-attainment areas that affect Entergy are the Houston-Galveston and the Beaumont-Port Arthur areas. In Louisiana, Entergy is affected by the non-attainment status of the Baton Rouge area. Areas in non-attainment are classified as "marginal", "moderate," "serious," or "severe." When an area fails to meet the ambient air standard, the EPA requires state regulatory authorities to prepare state implementation plans meant to cause progress toward bringing the area into attainment with applicable standards.

  In April 2004, the EPA issued a final rule, effective June 2005, revoking the 1-hour ozone standard, including designations and classifications. In a separate action over the same period, the EPA enacted 8-hour ozone non-attainment classifications and stated that areas designated as non-attainment under a new 8-hour ozone standard shall have one year to adjust to the new requirements with submittal of a new attainment plan. For Louisiana, the Baton Rouge area is currently classified as a ''marginal" (rather than "severe") non-attainment area under the new standard with an attainment date of June 15, 2007. On March 21, 2008 the EPA published a notice that the Baton Rouge area had failed to meet the standard by the attainment date and was proceeding with a "bump-up" of the area to the next higher non-attainment level. The Baton Rouge area is now classified as "moderate" non-attainment under the new standard with an attainment date of June 15, 2010.

  For Texas, the Beaumont-Port Arthur area is currently classified as a "marginal" (rather than "serious") non-attainment area under the new standard with an attainment date of June 15, 2007. On March 18, 2008 the EPA published a notice that the Beaumont-Port Arthur area had failed to meet the standard by the attainment date based on the area's 2004-2006 monitoring data and was proceeding with a "bump-up" of the area to the next higher non-attainment level. The 2005-2007 monitoring data showed the area to be in attainment, however, and the TCEQ is considering a draft request to EPA for redesignation of the area from non-attainment to attainment under the 8-hour ozone standard. The Houston-Galveston area is now classified as "moderate" non-attainment under the new standard with an attainment date of June 15, 2010. On June 15, 2007, the Texas governor petitioned the EPA to reclassify the Houston-Galveston area from "moderate" to "severe" with an attainment date of June 15, 2019. EPA consideration of the petition is still pending.

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

  Interstate Air Transport

  In March 2005, the EPA finalized the Clean Air Interstate Rule, which would have reduced SO2 and NOx emissions from electric generation plants in order to address transport issues and improve air quality in 29 eastern states. The Clean Air Interstate Rule was vacated by the U.S. Court of Appeals for the D.C. Circuit on July 11, 2008. The court found that the EPA failed to address basic obligations under the Clean Air Act's "good neighbor" provision regarding "upwind" states' contribution to air quality impairment in "downwind" states. Entergy is currently evaluating the impact of the D.C. Circuit's decision on both state plans to assure compliance with National Ambient Air Quality Standards and on the regional haze program, discussed below, because the regional haze program regulations rely in part on reductions expected to be gained through the Clean Air Interstate Rule program.

  Regional Haze

  In June 2005, the EPA issued final Best Available Retrofit Control Technology (BART) regulations, which could potentially result in a requirement to install SO2 pollution control technology on certain of Entergy's coal and oil generation units. The rule leaves certain BART determinations to the states. The Arkansas Department of Environmental Quality (ADEQ) has completed its State Implementation Plan for Arkansas facilities to implement its obligations under the Clean Air Visibility Rule. The ADEQ has determined that Entergy Arkansas' White Bluff power plant affects Class I Area visibility and will be subject to the EPA's presumptive BART requirements to install scrubbers and low NOx burners by 2013. Under current regulations, the scrubbers must be operational by September 2013. The project remains in the planning stages and has not been fully designed, but the latest conceptual cost estimate has gone up significantly from previous estimates due to increases in equipment, commodity, and labor costs. These estimates indicate that Entergy Arkansas' share of the project could cost approximately $630 million compared to the $375 million reported in the Form 10-K. Entergy continues to review potential environmental spending needs and financing alternatives for any such spending, and future spending estimates could change based on the results of this continuing analysis.

  316(b) Cooling Water Intake Structures

  In March 2008, the NYDEC issued a draft water quality certification and a draft discharge permit for FitzPatrick, opening a 30-day public comment period on these documents. The certification, or a waiver or exemption of the same, is required by section 401 of the federal Clean Water Act as a supporting document to the NRC's license renewal decision. The discharge permit action is not related to the license renewal decision. The NYDEC received comments on the draft documents from Entergy and from the public, and New York law requires that a hearing now be held on these public comments prior to the issuance of a final discharge permit or water quality certification. In response, the NYDEC issued a draft denial without prejudice of the certification. FitzPatrick, having filed a timely and complete application for permit renewal, has continued to operate under its administratively continued discharge permit. On July 16, 2008, negotiations with the state concerning issuance of these authorizations resulted in an agreement, memorialized in a stipulation executed by the state and Entergy on July 17, 2008. The agreement includes a voluntary commitment by Entergy to install ristroph screens and an initial fish return system during the next five-year permit cycle. Additionally, Entergy has agreed to conduct further studies regarding the feasibility and effectiveness of relocating the facility's offshore intake structure and of additional fish return technologies. The permit to be issued under the agreement requires that NYDEC initiate a permit modification (triggering Entergy's right to challenge) if the state decides to require the installation and operation of additional fish return technology. The NYDEC issued the water permit as described above and issued the water quality certification. Additionally, the New York Department of State has issued the Coastal Zone Management consistency determination, also required for the NRC to complete the licensing process.

  Vermont Yankee Thermal Discharge Permit

  Opposition groups appealed a final permit issued to Vermont Yankee pursuant to the National Pollutant Discharge Elimination System in which the Vermont Agency of Natural Resources (VANR) allowed a small increase in the amount of heat the facility can discharge to the Connecticut River from June 16 to October 14 each year. The VANR permit increases operational flexibility for the required usage rate of the existing cooling towers and for the generation rate of the facility that is especially helpful in conditions of high ambient temperatures or low river flow conditions. The trial of this matter took place in the Vermont Environmental Court during the summer of 2007. On May 22, 2008, the Court ruled that Vermont Yankee may operate with the increased thermal discharge from July 8 to October 14 of each year, and may operate with the increased thermal discharge from June 16 to July 7 as long as the discharge does not raise the water temperature above 76.7 degrees Fahrenheit at a certain location downstream. Vermont Yankee and VANR are working to develop specific permit conditions that reflect the court's order. Opposition groups have announced that they will appeal the decision to the Vermont Supreme Court.

  Indian Point 2 Hazardous Waste Remediation

  As part of the effort to terminate the current Indian Point 2 mixed waste storage permit, Entergy was required to perform groundwater and soil sampling for metals, PCB's and other non-radiological contaminants on plant property, regardless of whether these contaminants stem from onsite activities or were related to the waste stored on-site pursuant to the permit. Entergy believes this permit is no longer necessary for the facility due to an exemption for mixed wastes (hazardous waste that is also radioactive) recently promulgated as part of EPA's hazardous waste regulations. This exemption allows mixed waste to be regulated through the NRC license instead of through a separate EPA or state hazardous waste permit. In February 2008, Entergy submitted its report on this sampling effort to the NYDEC. The report indicated the presence of various metals in soils at levels above the NYDEC cleanup objectives. It does not appear that these metals are connected to operation of the nuclear facility. NYDEC is now requiring that Entergy submit a plan by August 9, 2008 for a study that will identify the sources of the metals, define the vertical and lateral extent of the contamination on-site, and evaluate the potential for migration off-site. The NYDEC plans to use the results of this investigation to determine whether the permit can be terminated and the metals left in place until plant decommissioning or if further investigation or remediation is required. Entergy is unable to determine what the extent or cost of required remediation, if any, will be at this time.

  Executive Stock Ownership Guidelines

  In July 2008, the Personnel Committee of the Board adopted Stock Ownership Guidelines, including an equity retention policy, for officers of Entergy Corporation and its subsidiaries. The guidelines are intended to more closely align key executives' interests with the interests of Entergy Corporation's shareholders. To comply with these guidelines, officers must satisfy one of the two following conditions:

  Stock Ownership Guidelines. The officer must achieve and maintain targeted ownership levels of Entergy Corporation common stock. The market value of common stock held must at least meet the following multiple of the officer's base salary:

Officer's Management Level	Multiple of Base Salary

Level 1	5
Level 2	4
Level 3	2.5
Level 4	1.5

  ; or

  Equity Retention Policy. The officer must retain at least 75 percent of the after-tax net profit realized from the exercise of any stock option granted on or after January 1, 2003, in the form of Entergy common stock, until the earlier of (A) 60 months from the date on which the option is exercised or (B) the termination of the officer's full-time employment with Entergy Corporation or an affiliate.

  Shares of Entergy Corporation common stock held by the officer directly, restricted stock and restricted stock units, and shares held by the officer in employee savings plans are counted toward satisfaction of the requirements.

  The Personnel Committee will review compliance with the policy annually.

  Earnings Ratios (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

  The Registrant Subsidiaries have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					June 30,
	2003	2004	2005	2006	2007	2008

Entergy Arkansas	3.17	3.37	3.75	3.37	3.19	3.20
Entergy Gulf States Louisiana	1.51	3.04	3.34	3.01	2.84	2.95
Entergy Louisiana	3.93	3.60	3.50	3.23	3.44	3.68
Entergy Mississippi	3.06	3.41	3.16	2.54	3.22	3.33
Entergy New Orleans	1.73	3.60	1.22	1.52	2.74	3.35
Entergy Texas	1.21	2.07	2.06	2.12	2.07	2.60
System Energy	3.66	3.95	3.85	4.05	3.95	3.66

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended
	December 31,					June 30,
	2003	2004	2005	2006	2007	2008

Entergy Arkansas	2.79	2.98	3.34	3.06	2.88	2.86
Entergy Gulf States Louisiana	1.45	2.90	3.18	2.90	2.73	2.88
Entergy Louisiana	-	-	-	2.90	3.08	3.26
Entergy Mississippi	2.77	3.07	2.83	2.34	2.97	3.06
Entergy New Orleans	1.59	3.31	1.12	1.35	2.54	3.07

  Item 6. Exhibits *

4(a) -	Seventy-sixth Supplemental Indenture, dated as of May 1, 2008, to Entergy Gulf States Louisiana's Indenture of Mortgage, dated as of September 1, 1926.

4(b) -	Sixty-seventh Supplemental Indenture, dated as of July 1, 2008, to Entergy Arkansas's Mortgage and Deed of Trust, dated as of October 1, 1944.

10(a) -	Entergy Corporation Service Recognition Program For Non-Employee Outside Directors (As Amended and Restated Effective January 1, 2009).

10(b) -

  Entergy Corporation Outside Director Stock Program Established under the 2007 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries (Amended and Restated Effective January 1, 2009).

12(a) -	Entergy Arkansas' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(b) -	Entergy Gulf States Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

12(c) -	Entergy Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

12(d) -	Entergy Mississippi's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(e) -	Entergy New Orleans' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(f) -	Entergy Texas' Computation of Ratios of Earnings to Fixed Charges, as defined.

12(g) -	System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas. 145

31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(m) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

31(n) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

31(o) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

31(p) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

32(a) -	Section 1350 Certification for Entergy Corporation.

32(b) -	Section 1350 Certification for Entergy Corporation.

32(c) -	Section 1350 Certification for Entergy Arkansas.

32(d) -	Section 1350 Certification for Entergy Arkansas.

32(e) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(f) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(g) -	Section 1350 Certification for Entergy Louisiana.

32(h) -	Section 1350 Certification for Entergy Louisiana.

32(i) -	Section 1350 Certification for Entergy Mississippi.

32(j) -	Section 1350 Certification for Entergy Mississippi.

32(k) -	Section 1350 Certification for Entergy New Orleans.

32(l) -	Section 1350 Certification for Entergy New Orleans.

32(m) -	Section 1350 Certification for Entergy Texas.

32(n) -	Section 1350 Certification for Entergy Texas.

32(o) -	Section 1350 Certification for System Energy.

32(p) -	Section 1350 Certification for System Energy.

  ___________________________

  Pursuant to Item 601(b)(4)(iii) of Regulation S-K, Entergy Corporation agrees to furnish to the Commission upon request any instrument with respect to long-term debt that is not registered or listed herein as an Exhibit because the total amount of securities authorized under such agreement does not exceed ten percent of the total assets of Entergy Corporation and its subsidiaries on a consolidated basis.

*

  Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended June 30, 2008, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended June 30, 2008.

**	Incorporated herein by reference as indicated.

  SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

  ENTERGY CORPORATION
  ENTERGY ARKANSAS, INC.
  ENTERGY GULF STATES LOUISIANA, L.L.C.
  ENTERGY LOUISIANA, LLC
  ENTERGY MISSISSIPPI, INC.
  ENTERGY NEW ORLEANS, INC.
  ENTERGY TEXAS, INC.
  SYSTEM ENERGY RESOURCES, INC.

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

  Date: August 7, 2008