Form 10-Q
period 2009-06-30
Entergy Texas, Inc.; ENTERGY CORP /DE/; ENTERGY ARKANSAS INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC; ENTERGY MISSISSIPPI INC; Entergy Louisiana, LLC; ENTERGY GULF STATES LOUISIANA, LLC
filed 2009-08-07
CIK 1427437, 65984, 7323, 71508, 202584, 66901, 1348952, 44570

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.	Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.
1-11299	ENTERGY CORPORATION (a Delaware corporation) 639 Loyola Avenue New Orleans, Louisiana 70113 Telephone (504) 576-4000 72-1229752	1-31508	ENTERGY MISSISSIPPI, INC. (a Mississippi corporation) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000 64-0205830

1-10764	ENTERGY ARKANSAS, INC. (an Arkansas corporation) 425 West Capitol Avenue Little Rock, Arkansas 72201 Telephone (501) 377-4000 71-0005900	0-05807	ENTERGY NEW ORLEANS, INC. (a Louisiana corporation) 1600 Perdido Street New Orleans, Louisiana 70112 Telephone (504) 670-3700 72-0273040

0-20371	ENTERGY GULF STATES LOUISIANA, L.L.C. (a Louisiana limited liability company) 446 North Boulevard Baton Rouge, Louisiana 70802 Telephone (800) 368-3749 74-0662730	1-34360	ENTERGY TEXAS, INC. (a Texas corporation) 350 Pine Street Beaumont, Texas 77701 Telephone (409) 838-6631 61-1435798

1-32718	ENTERGY LOUISIANA, LLC (a Texas limited liability company) 446 North Boulevard Baton Rouge, Louisiana 70802 Telephone (800) 368-3749 75-3206126	1-09067	SYSTEM ENERGY RESOURCES, INC. (an Arkansas corporation) Echelon One 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000 72-0752777

__________________________________________________________________________________________

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on Entergy's corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company
Entergy Corporation	Ö
Entergy Arkansas, Inc.			Ö
Entergy Gulf States Louisiana, L.L.C.			Ö
Entergy Louisiana, LLC			Ö
Entergy Mississippi, Inc.			Ö
Entergy New Orleans, Inc.			Ö
Entergy Texas, Inc.			Ö
System Energy Resources, Inc.			Ö

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Common Stock Outstanding		Outstanding at July 31, 2009
Entergy Corporation	($0.01 par value)	195,792,216

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc. and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2008 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2009

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2009

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2009

FORWARD-LOOKING INFORMATION

In this combined report and from time to time, Entergy Corporation and the Registrant Subsidiaries each makes statements as a registrant concerning its expectations, beliefs, plans, objectives, goals, strategies, and future events or performance.  Such statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as "may," "will," "could," "project," "believe," "anticipate," "intend," "expect," "estimate," "continue," "potential," "plan," "predict," "forecast," and other similar words or expressions are intended to identify forward-looking statements but are not the only means to identify these statements.  Although each of these registrants believes that these forward-looking statements and the underlying assumptions are reasonable, it cannot provide assurance that they will prove correct.  Any forward-looking statement is based on information current as of the date of this combined report and speaks only as of the date on which such statement is made.  Except to the extent required by the federal securities laws, these registrants undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Forward-looking statements involve a number of risks and uncertainties.  There are factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements, including those factors discussed or incorporated by reference in (a) Item 1A. Risk Factors in the Form 10-K, (b) Management's Financial Discussion and Analysis in the Form 10-K and in this report, and (c) the following factors (in addition to others described elsewhere in this combined report and in subsequent securities filings):

•
resolution of pending and future rate cases and negotiations, including various performance-based rate discussions and implementation of legislation ending the Texas transition to competition, and other regulatory proceedings, including those related to Entergy's System Agreement, Entergy's utility supply plan, recovery of storm costs, and recovery of fuel and purchased power costs

•
changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, the operations of the independent coordinator of transmission for Entergy's utility service territory, and the application of more stringent transmission reliability requirements or market power criteria by the FERC

•
changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown of nuclear generating facilities, particularly those owned or operated by the Non-Utility Nuclear business

•	resolution of pending or future applications for license renewals or modifications of nuclear generating facilities
•	the performance of and deliverability of power from Entergy's generating plants, including the capacity factors at its nuclear generating facilities
•	Entergy's ability to develop and execute on a point of view regarding future prices of electricity, natural gas, and other energy-related commodities
•
prices for power generated by Entergy's merchant generating facilities, the ability to hedge, sell power forward or otherwise reduce the market price risk associated with those facilities, including the Non-Utility Nuclear plants, and the prices and availability of fuel and power Entergy must purchase for its Utility customers, and Entergy's ability to meet credit support requirements for fuel and power supply contracts

•	volatility and changes in markets for electricity, natural gas, uranium, and other energy-related commodities
•	changes in law resulting from federal or state energy legislation
•	changes in environmental, tax, and other laws, including requirements for reduced emissions of sulfur, nitrogen, carbon, mercury, and other substances
•	uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel and nuclear waste storage and disposal
•
variations in weather and the occurrence of hurricanes and other storms and disasters, including uncertainties associated with efforts to remediate the effects of hurricanes and ice storms (including most recently, Hurricane Gustav and Hurricane Ike and the January 2009 ice storm in Arkansas) and recovery of costs associated with restoration, including accessing funded storm reserves, federal and local cost recovery mechanisms, securitization, and insurance

•	Entergy's ability to manage its capital projects and operation and maintenance costs
•	Entergy's ability to purchase and sell assets at attractive prices and on other attractive terms
•	the economic climate, and particularly growth in Entergy's Utility service territory and the Northeast United States

FORWARD-LOOKING INFORMATION (Concluded)

•	the effects of Entergy's strategies to reduce tax payments
•
changes in the financial markets, particularly those affecting the availability of capital and Entergy's ability to refinance existing debt, execute its share repurchase program, and fund investments and acquisitions

•	actions of rating agencies, including changes in the ratings of debt and preferred stock, changes in general corporate ratings, and changes in the rating agencies' ratings criteria
•	changes in inflation and interest rates
•	the effect of litigation and government investigations or proceedings
•	advances in technology
•	the potential effects of threatened or actual terrorism and war
•	Entergy's ability to attract and retain talented management and directors
•	changes in accounting standards and corporate governance
•	declines in the market prices of marketable securities and resulting funding requirements for Entergy's defined benefit pension and other postretirement benefit plans
•	changes in the results of decommissioning trust fund earnings or in the timing of or cost to decommission nuclear plant sites
•
the ability to successfully complete merger, acquisition, or divestiture plans, regulatory or other limitations imposed as a result of merger, acquisition, or divestiture, and the success of the business following a merger, acquisition, or divestiture

•
and the risks inherent in the contemplated Non-Utility Nuclear spin-off, joint venture, and related transactions.  Entergy Corporation cannot provide any assurances that the spin-off or any of the proposed transactions related thereto will be completed, nor can it give assurances as to the terms on which such transactions will be consummated.  The transaction is subject to certain conditions precedent, including regulatory approvals and the final approval by the Board.

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

Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2008 filed by Entergy Corporation and its Registrant Subsidiaries with the SEC
FSP	FASB Staff Position
Grand Gulf	Unit No. 1 of Grand Gulf Steam Electric Generating Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power
IRS	Internal Revenue Service
ISO	Independent System Operator
kW	Kilowatt
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
MMBtu	One million British Thermal Units

DEFINITIONS (Continued)

MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatt(s)
MWh	Megawatt-hour(s)
Net debt ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned or operated
Non-Utility Nuclear	Entergy's business segment that owns and operates six nuclear power plants and sells electric power produced by those plants to wholesale customers
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
PPA	Purchased power agreement
production cost	Cost in $/MMBtu associated with delivering gas, excluding the cost of the gas
PUCT	Public Utility Commission of Texas
PUHCA 1935	Public Utility Holding Company Act of 1935, as amended
PUHCA 2005	Public Utility Holding Company Act of 2005, which repealed PUHCA 1935, among other things
Registrant Subsidiaries	Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.
River Bend	River Bend Steam Electric Generating Station (nuclear), owned by Entergy Gulf States Louisiana
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards as promulgated by the FASB
System Agreement	Agreement, effective January 1, 1983, as modified, among the Utility operating companies relating to the sharing of generating capacity and other power resources
System Energy	System Energy Resources, Inc.
TIEC	Texas Industrial Energy Consumers
TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
unit-contingent	Transaction under which power is supplied from a specific generation asset; if the asset is not operating the seller is generally not liable to the buyer for any damages
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

•
Utility generates, transmits, distributes, and sells electric power in a four-state service territory that includes portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operates a small natural gas distribution business.

•
Non-Utility Nuclear owns and operates six nuclear power plants located in the northern United States and sells the electric power produced by those plants primarily to wholesale customers.  This business also provides services to other nuclear power plant owners.

In addition to its two primary, reportable, operating segments, Entergy also operates the non-nuclear wholesale assets business.  The non-nuclear wholesale assets business sells to wholesale customers the electric power produced by power plants that it owns while it focuses on improving performance and exploring sales or restructuring opportunities for its power plants.  Such opportunities are evaluated consistent with Entergy's market-based point-of-view.

Plan to Pursue Separation of Non-Utility Nuclear

See the Form 10-K for a discussion of the Board-approved plan to pursue a separation of the Non-Utility Nuclear business from Entergy through a tax-free spin-off of the Non-Utility Nuclear business to Entergy shareholders.  Following are updates to that discussion.

On July 13, 2009, Entergy Corporation, Entergy Nuclear FitzPatrick, LLC, Entergy Nuclear Indian Point 2, LLC, Entergy Nuclear Indian Point 3, LLC, Entergy Nuclear Operations, Inc., and Enexus filed a motion with the New York Public Service Commission (NYPSC) in connection with the planned separation requesting procedures and a schedule to enable the report of the presiding ALJs to be issued in time for the NYPSC to issue a final order no later than its regularly scheduled meeting in November 2009 so that the proposed reorganization can be completed by the end of 2009.  In December 2008, notice was provided to the NYPSC that the parties intended to conduct settlement discussions.  The discussions did not produce an agreement and have ended.  Nevertheless, Entergy endeavored to address and resolve the concerns of the trial staff of the NYPSC related to the financial strength of Enexus and has developed further enhancements to the reorganization proposal that it believes should resolve these concerns.  Accordingly, in its motion Entergy proposes to file an amended petition reflecting these enhancements for the NYPSC's consideration.  In addition, in its motion Entergy sought to ensure that the scope of review by the NYPSC would remain confined to the three issues (i.e., operating capability, financial capability, and decommissioning funding) previously set forth by the NYPSC and further defined by the ALJs.

Enexus intends to file a petition in August 2009 with the NYPSC addressing amendments to the reorganization proposal to further enhance Enexus' financial strength and flexibility, including:

•	A $1.0 billion reduction in long-term bonds to $3.5 billion;
•	A commitment to reserve at least $350 million of liquidity;
•	An increase in the initial cash balance left at Enexus to $750 million from the original $250 million; and
•
A revised reorganization plan to transfer 19.9 percent of the Enexus shares to a trust, to be exchanged for Entergy shares on a tax-free basis shares within a fixed period of time after the spin-off; this exchange is commonly referred to in tax-free reorganizations as a split-off and facilitates the enhancements listed above.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Once the spin-off transaction is complete, Entergy Corporation's shareholders will own 100 percent of the common equity of Entergy and receive a distribution of 80.1 percent of Enexus' common equity.  Entergy will transfer the remaining Enexus common equity to a trust.  While held by the trust, the Enexus common equity will be voted by the trustee in the same proportion as the other Enexus shares on any matter submitted to a vote of the Enexus shareholders.  Within a fixed period of time after the spin-off, Entergy is expected to exchange the Enexus shares retained in the trust for Entergy shares.  Enexus shares not ultimately exchanged, if any, will be distributed to Entergy shareholders.

Five parties replied to the motion, generally in opposition to it.  The ALJs issued a ruling on the motion on July 29, 2009.  The ALJs declined to adopt a specific schedule and process, pending receipt of the amended petition and a reasonable opportunity for other interested parties to respond shortly thereafter.  The ALJs stated that they were inclined to adopt a process with procedural milestones that mirror those previously employed in the proceeding, including but not limited to a reasonable opportunity for some follow-up discovery.  The ALJs stated that they remain open to the possibility that evidentiary hearings might be held as a matter of discretion; however, nothing presented in the responses to the motion persuaded them that evidentiary hearings are inherently necessary.  The ALJs declined to rule until after the amended petition is filed on whether the list of issues in their previous ruling should be expanded or modified.

Entergy Nuclear Operations, Inc., the current NRC-licensed operator of the Non-Utility Nuclear plants, filed an application in July 2007 with the NRC seeking indirect transfer of control of the operating licenses for the six Non-Utility Nuclear power plants, and supplemented that application in December 2007 to incorporate the planned business separation.  The NRC approved Entergy Nuclear Operations, Inc.'s application on July 28, 2008, with the approval effective for a period of one year.  In May 2009, Entergy Nuclear Operations, Inc. filed a request for extension of the approval for six months, through January 28, 2010, and the NRC approved the extension on July 24, 2009.

Pursuant to Federal Power Act Section 203, on February 21, 2008, an application was filed with the FERC requesting approval for the indirect disposition and transfer of control of jurisdictional facilities of a public utility. The FERC approved the application on June 12, 2008.  Entergy expects to file an amended application with the FERC to reflect the transfer to the trust of the 19.9 percent of Enexus shares.  The FERC will review the amended application to confirm that the transaction, as described in the amended application, will have no adverse effects on competition, rates and regulation.  Also, the FERC will seek to confirm that the transaction will still not result in cross-subsidization by a regulated utility or the pledge or encumbrance of utility assets for the benefit of a non-utility associate company.

Hurricane Gustav and Hurricane Ike

See the Form 10-K for a discussion of Hurricane Gustav and Hurricane Ike, which caused catastrophic damage to portions of Entergy's service territories in Louisiana and Texas, and to a lesser extent in Arkansas and Mississippi, in September 2008.  Entergy is still considering its options to recover its storm restoration costs associated with these storms, including securitization.  In April 2009 a law was enacted in Texas that authorizes recovery of these types of costs by securitization.  Entergy Texas filed its storm cost recovery case with the PUCT in April 2009 seeking a determination that $577.5 million of Hurricane Ike and Hurricane Gustav restoration costs are recoverable, including estimated costs for work to be completed.  On August 5, 2009, Entergy Texas submitted to the ALJ an unopposed settlement agreement that will, if approved, resolve all issues in the storm cost recovery case.  Under the terms of the agreement $566.4 million, plus carrying costs, are eligible for recovery.  In addition, $70 million in anticipated insurance proceeds will be credited as an offset to the securitized amount, subject to true-up based on actual proceeds received.  The PUCT is expected to consider the agreement at its August 13, 2009, meeting.  On July 16, 2009, Entergy Texas also made its financing request filing seeking approval to recover its approved costs, plus carrying costs, by securitization.  A prehearing conference was held on August 4, 2009, and the ALJ ordered a procedural schedule that includes a September 25, 2009, hearing date.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

    Entergy Gulf States Louisiana and Entergy Louisiana filed their storm cost recovery case with the LPSC in May 2009.  Entergy Gulf States Louisiana seeks a determination that $150.7 million of storm restoration costs are recoverable and seeks to replenish its storm reserve in the amount of $90 million.  Entergy Louisiana seeks a determination that $261.9 million of storm restoration costs are recoverable and seeks to replenish its storm reserve in the amount of $200 million.  The storm restoration costs are net of costs that have already been paid from previously funded storm reserves.  Entergy Gulf States Louisiana and Entergy Louisiana expect to make a supplemental filing in the third quarter 2009 to, among other things, recommend a recovery method for costs approved by the LPSC.  The parties have agreed to a procedural schedule that includes March 2010 hearing dates for both the recoverability and the method of recovery proceedings.  Recovery options include traditional base rate recovery, Louisiana Act 64 (passed in 2006) financing, or Louisiana Act 55 (passed in 2007) financing.  Entergy Gulf States Louisiana and Entergy Louisiana recovered their costs from Hurricane Katrina and Hurricane Rita primarily by Act 55 financing.

Entergy Arkansas January 2009 Ice Storm

See the Form 10-K for a discussion of the severe ice storm that caused significant damage to Entergy Arkansas' transmission and distribution lines, equipment, poles, and other facilities in January 2009.  See Note 2 to the financial statements herein for a discussion of Entergy Arkansas' accounting for and recovery of these storm costs.

Results of Operations

Second Quarter 2009 Compared to Second Quarter 2008

Following are income statement variances for Utility, Non-Utility Nuclear, Parent & Other, and Entergy comparing the second quarter 2009 to the second quarter 2008 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Non-Utility Nuclear	Parent & Other (1)	Entergy
	(In Thousands)

2nd Qtr 2008 Consolidated Net Income	$164,023	$143,616	($31,710)	$275,929

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	(17,099)	(61,346)	(13,076)	(91,521)
Other operation and maintenance expenses	4,281	2,969	(21,214)	(13,964)
Taxes other than income taxes	(5,744)	1,935	268	(3,541)
Depreciation and amortization	8,488	4,315	(91)	12,712
Other income	21,196	(36,353)	(26,554)	(41,711)
Interest charges	14,185	601	(13,621)	1,165
Other expenses	3,056	3,829	-	6,885
Income taxes	(7,721)	(47,943)	(36,707)	(92,371)

2nd Qtr 2009 Consolidated Net Income	$151,575	$80,211	$25	$231,811

(1)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to operating statistics.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the second quarter 2009 to the second quarter 2008.

Amount
(In Millions)

2008 net revenue	$1,182
Rough production cost equalization	(19)
Retail electric price	(4)
Volume/weather	5
Other	1
2009 net revenue	$1,165

As discussed further in Note 2 to the financial statements, the rough production cost equalization variance is due to an additional $18.6 million allocation of 2007 rough production cost equalization receipts ordered by the PUCT to Texas retail customers over what was originally allocated to Entergy Texas prior to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 2007.

The retail electric price decrease is primarily due to:

•
the absence of interim storm recoveries through the formula rate plans at Entergy Louisiana and Entergy Gulf States Louisiana, which ceased upon the Act 55 financing of storm costs in the third quarter 2008; and

•	a credit passed on to customers as a result of the Act 55 storm cost financings.

The retail electric price decrease was partially offset by:

•	rate increases that were implemented in January 2009 at Entergy Texas; and
•
an increase in the Attala power plant costs recovered through the power management rider by Entergy Mississippi.  The net income effect of this recovery is limited to a portion representing an allowed return on equity with the remainder offset by Attala power plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes.

           The volume/weather variance is primarily due to increased electricity usage during the unbilled sales period, partially offset by the effect of less favorable weather compared to the same period in 2008.  Electricity usage by industrial customers decreased by 10%.  The weak economy affected customer usage across all customer segments, most notably in the industrial sector.  Industrial sales in the second quarter 2009 for large customers were affected by weaknesses in chemicals, primary metals, and refining.  Small and mid-sized industrial customers also continue to be negatively affected by overseas competition.  The effect of the industrial sales volume decrease is mitigated, however, by the fixed charge basis of many industrial customers' rates, which causes average price per KWh sold to increase as the fixed charges are spread over lower volume.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Non-Utility Nuclear

Following is an analysis of the change in net revenue comparing the second quarter 2009 to the second quarter 2008.

Amount
(In Millions)

2008 net revenue	$553
Volume variance	(62)
Other	1
2009 net revenue	$492

As shown in the table above, net revenue for Non-Utility Nuclear decreased by $61 million, or 11%, in the second quarter 2009 compared to the second quarter 2008 primarily due to lower volume resulting from more refueling outage days as well as two unplanned outages in 2009.  Included in net revenue is $13 million and $19 million of amortization of the Palisades purchased power agreement in the second quarter 2009 and 2008, respectively, which is non-cash revenue and is discussed in Note 15 to the financial statements in the Form 10-K.  Following are key performance measures for Non-Utility Nuclear for the second quarter 2009 and 2008:

	2009	2008

Net MW in operation at June 30	4,998	4,998
Average realized price per MWh	$59.22	$58.22
GWh billed	8,980	10,145
Capacity factor	81%	92%
Refueling Outage Days:
Indian Point 2	-	19
Indian Point 3	15	-
Palisades	32	-
Pilgrim	31	-

Realized Price per MWh

See the Form 10-K for a discussion of factors that have influenced Non-Utility Nuclear's realized price per MWh.  Non-Utility Nuclear's annual average realized price per MWh increased from $39.40 for 2003 to $59.51 for 2008.  In addition, as shown in the contracted sale of energy table in "Market and Credit Risk Sensitive Instruments," Non-Utility Nuclear has sold forward 87% of its planned energy output for the remainder of 2009 for an average contracted energy price of $62 per MWh.  Recent trends in the energy commodity markets have resulted in lower natural gas prices and therefore current prevailing market prices for electricity in the New York and New England power regions are generally below the prices in Non-Utility Nuclear's existing contracts in those regions.  Power prices on Non-Utility Nuclear's open energy position declined significantly during the second quarter 2009, averaging in the low-$30/MWh range.  Current market conditions as reflected in published power prices suggest pricing around the mid-$30/MWh range for the remainder of 2009.  Therefore, it is uncertain whether Non-Utility Nuclear will continue to experience increases in its annual realized price per MWh.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $479 million for the second quarter 2008 to $483 million for the second quarter 2009 primarily due to:

•	an increase of $8 million in nuclear expenses primarily due to increased nuclear labor and contract costs;
•	a reimbursement of $7 million of costs in 2008 in connection with a litigation settlement; and
•	an increase of $5 million in customer service costs primarily as a result of write-offs of uncollectible customer accounts.

These increases were substantially offset by a decrease of $11 million in payroll-related and benefits costs.

            Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Other income increased primarily due to:

•	carrying charges of $19 million on Hurricane Ike storm restoration costs as authorized by Texas legislation in the second quarter 2009;
•
distributions of $14 million earned by Entergy Louisiana and $5 million earned by Entergy Gulf States Louisiana on investments in preferred membership interests of Entergy Holdings Company.  The distributions on preferred membership interests are eliminated in consolidation and have no effect on net income because the investment is in another Entergy subsidiary.  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Hurricane Katrina and Hurricane Rita – Storm Cost Financings" in the Form 10-K for discussion of these investments in preferred membership interests; and

•	an increase of $7 million in allowance for equity funds used during construction due to more construction work in progress primarily as a result of Hurricane Gustav and Hurricane Ike.

This increase was partially offset by a decrease of $8 million in taxes collected on advances for transmission projects and a decrease of $5 million resulting from lower interest earned on the decommissioning trust funds and short-term investments.

           Interest charges increased primarily due to an increase in long-term debt outstanding resulting from net debt issuances by certain of the Utility operating companies in the second half of 2008 and the first half of 2009.

Non-Utility Nuclear

Other operation and maintenance expenses increased from $201 million for the second quarter 2008 to $204 million for the second quarter 2009 primarily due to $16 million in outside service costs and incremental labor costs related to the planned spin-off of the Non-Utility Nuclear business, substantially offset by lower spending on other operation and maintenance expenses resulting from more refueling outage days.

Other income decreased primarily due to $69 million in charges in the second quarter 2009 compared to $24 million in charges in the second quarter 2008 resulting from the recognition of impairments of certain equity securities held in Non-Utility Nuclear's decommissioning trust funds that are not considered temporary.

Parent & Other

Other operation and maintenance expenses decreased for the parent company, Entergy Corporation, primarily due to a decrease of $23 million in outside services costs related to the planned spin-off of the Non-Utility Nuclear business.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Other income decreased primarily due to the elimination for consolidation purposes of distributions earned of $14 million by Entergy Louisiana and $5 million by Entergy Gulf States Louisiana on investments in preferred membership interests of Entergy Holdings Company, as discussed above.

Interest charges decreased primarily due to lower interest rates on borrowings under Entergy Corporation's revolving credit facility.

Income Taxes

The effective income tax rates for the second quarters of 2009 and 2008 were 28.1% and 39.9%, respectively.  The reduction in the effective income tax rate versus the statutory rate of 35% for the second quarter 2009 is primarily due to:

•
an adjustment to state income taxes for Non-Utility Nuclear to reflect the effect of a change in the methodology of computing Massachusetts state income taxes as required by that state's taxing authority;

•	the recognition of state loss carryovers that had been subject to a valuation allowance; and
•	the recognition of a federal capital loss carryover that had been subject to a valuation allowance.

The reduction was partially offset by state income taxes at the Utility operating companies.

The difference in the effective income tax rate versus the statutory rate of 35% for the second quarter 2008 is primarily due to state income taxes and book and tax differences for utility plant items.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Following are income statement variances for Utility, Non-Utility Nuclear, Parent & Other, and Entergy comparing the six months ended June 30, 2009 to the six months ended June 30, 2008 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Non-Utility Nuclear	Parent & Other (1)	Entergy
	(In Thousands)

2008 Consolidated Net Income	$285,503	$365,314	($61,141)	$589,676

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	(14,624)	(83,665)	(12,201)	(110,490)
Other operation and maintenance expenses	6,510	21,353	(8,051)	19,812
Taxes other than income taxes	13,349	8,014	922	22,285
Depreciation and amortization	18,117	7,281	181	25,579
Other income	46,384	(49,276)	(55,602)	(58,494)
Interest charges	19,723	840	(32,515)	(11,952)
Other expenses	10,521	4,632	-	15,153
Income taxes	(18,501)	(70,839)	(32,989)	(122,329)

2009 Consolidated Net Income	$267,544	$261,092	($56,492)	$472,144

(1)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to operating statistics.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the six months ended June 30, 2009 to the six months ended June 30, 2008.

Amount
(In Millions)

2008 net revenue	$2,216
Rough production cost equalization	(19)
Volume/weather	(3)
Retail electric price	3
Other	5
2009 net revenue	$2,202

As discussed further in Note 2 to the financial statements, the rough production cost equalization variance is due to an additional $18.6 million allocation of 2007 rough production cost equalization receipts ordered by the PUCT to Texas retail customers over what was originally allocated to Entergy Texas prior to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 2007.

The retail electric price increase is primarily due to:

•	a capacity acquisition rider that became effective in February 2008 at Entergy Arkansas;
•	rate increases that were implemented in January 2009 at Entergy Texas; and
•
an increase in the Attala power plant costs recovered through the power management rider by Entergy Mississippi.  The net income effect of this recovery is limited to a portion representing an allowed return on equity with the remainder offset by Attala power plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes.

The retail electric price increase was largely offset by:

•
the absence of interim storm recoveries through the formula rate plans at Entergy Louisiana and Entergy Gulf States Louisiana, which ceased upon the Act 55 financing of storm costs in third quarter 2008; and

•	a credit passed on to customers as a result of the Act 55 storm cost financings.

    The volume/weather variance is primarily due to decreased electricity usage of 11% by industrial customers.  The overall decline of the economy led to lower usage affecting both the large customer industrial segment as well as small and mid-sized industrial customers, who are also being affected by overseas competition.  The effect of the industrial sales volume decrease is mitigated, however, by the fixed charge basis of many industrial customers' rates, which causes average price per KWh sold to increase as the fixed charges are spread over lower volume.  Also contributing to the decrease is less favorable weather compared to the same period in 2008.  These decreases were substantially offset by increased electricity usage during the unbilled sales period.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Non-Utility Nuclear

Following is an analysis of the change in net revenue comparing the six months ended June 30, 2009 to the six months ended June 30, 2008.

Amount
(In Millions)

2008 net revenue	$1,178
Volume variance	(100)
Realized price changes	20
Other	(3)
2009 net revenue	$1,095

As shown in the table above, net revenue for Non-Utility Nuclear decreased by $83 million, or 7%, in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to lower volume resulting from more refueling outage days, partially offset by higher pricing in its contracts to sell power.  Included in net revenue is $26 million and $38 million of amortization of the Palisades purchased power agreement in the six months ended June 30, 2009 and 2008, respectively, which is non-cash revenue and is discussed in Note 15 to the financial statements in the Form 10-K.  Following are key performance measures for Non-Utility Nuclear for the six months ended June 30, 2009 and 2008:

	2009	2008

Net MW in operation at June 30	4,998	4,998
Average realized price per MWh	$61.66	$59.89
GWh billed	19,054	20,905
Capacity factor	87%	95%
Refueling Outage Days:
Indian Point 2	-	26
Indian Point 3	36	-
Palisades	41	-
Pilgrim	31	-

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $899 million for the six months ended June 30, 2008 to $906 million for the six months ended June 30, 2009 primarily due to:

•	an increase of $17 million in nuclear expenses primarily due to increased nuclear labor and contract costs;
•	a reimbursement of $7 million of costs in 2008 in connection with a litigation settlement; and
•	an increase of $5 million in customer service costs primarily as a result of write-offs of uncollectible customer accounts.

These increases were substantially offset by a decrease of $22 million in payroll-related and benefits costs.

Taxes other than income taxes increased primarily due to the favorable resolution in the first quarter 2008 of issues relating to the tax exempt status of bonds for the Utility, which reduced taxes other than income taxes in 2008. Approximately half of the decrease in 2008 related to resolution of this issue is at System Energy and has no effect on net income because System Energy also has a corresponding decrease in its net revenue.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Other income increased primarily due to:

•
distributions of $27 million earned by Entergy Louisiana and $10 million earned by Entergy Gulf States Louisiana on investments in preferred membership interests of Entergy Holdings Company.  The distributions on preferred membership interests are eliminated in consolidation and have no effect on net income because the investment is in another Entergy subsidiary.  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Hurricane Katrina and Hurricane Rita – Storm Cost Financings" in the Form 10-K for discussion of these investments in preferred membership interests;

•	carrying charges of $19 million on Hurricane Ike storm restoration costs as authorized by Texas legislation in the second quarter 2009; and
•	an increase of $14 million in allowance for equity funds used during construction due to more construction work in progress primarily as a result of Hurricane Gustav and Hurricane Ike.

This increase was partially offset by a decrease of $11 million resulting from lower interest earned on the decommissioning trust funds and short-term investments and a decrease of $11 million in taxes collected on advances for transmission projects.

Interest charges increased primarily due to an increase in long-term debt outstanding resulting from debt issuances by certain of the Utility operating companies in the second half of 2008 and the first half of 2009.

Non-Utility Nuclear

Other operation and maintenance expenses increased from $382 million for the six months ended June 30, 2008 to $404 million for the six months ended June 30, 2009 primarily due to $24 million in outside service costs and incremental labor costs related to the planned spin-off of the Non-Utility Nuclear business.

Other income decreased primarily due to $85 million in charges in 2009 compared to $28 million in charges in 2008 resulting from the recognition of impairments of certain equity securities held in Non-Utility Nuclear's decommissioning trust funds that are not considered temporary.

Parent & Other

Other income decreased primarily due to the elimination for consolidation purposes of distributions earned of $27 million by Entergy Louisiana and $10 million by Entergy Gulf States Louisiana on investments in preferred membership interests of Entergy Holdings Company, as discussed above.

Interest charges decreased primarily due to lower interest rates on borrowings under Entergy Corporation's revolving credit facility.

Income Taxes

The effective income tax rates for the six months ended June 30, 2009 and 2008 were 35.0% and 38.9%, respectively.  The effective income tax rate is equal to the statutory rate of 35% for the six months ended June 30, 2009 primarily due to the reductions in the effective income tax rate discussed below being offset by increases related to state income taxes at the Utility operating companies and book and tax differences for utility plant items. The effective income tax rate for the six months ended June 30, 2009 reflected reductions related to:

•
an adjustment to state income taxes for Non-Utility Nuclear to reflect the effect of a change in the methodology of computing Massachusetts state income taxes as required by that state's taxing authority;

•	the recognition of state loss carryovers that had been subject to a valuation allowance; and
•	the recognition of a federal capital loss carryover that had been subject to a valuation allowance.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

Capital Structure

Entergy's capitalization is balanced between equity and debt, as shown in the following table.  The decrease in the debt to capital percentage from 2008 to 2009 is primarily due to the repayment of borrowings under Entergy Corporation's revolving credit facility in 2009.  Also contributing to the decrease is the unsuccessful remarketing of $500 million of notes associated with Entergy Corporation's equity units resulting in a decrease in long-term debt and an increase in common shareholders' equity.

	June 30, 2009	December 31, 2008

Net debt to net capital	53.0%	55.6%
Effect of subtracting cash from debt	2.9%	4.1%
Debt to capital	55.9%	59.7%

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, common shareholders' equity, and subsidiaries' preferred stock without sinking fund.  Net capital consists of capital less cash and cash equivalents.  Entergy uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy's financial condition.

As discussed in the Form 10-K, Entergy Corporation has in place a $3.5 billion credit facility that expires in August 2012.  Entergy Corporation has the ability to issue letters of credit against the total borrowing capacity of the facility.  As of June 30, 2009, amounts outstanding under the credit facility are:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,500	$2,435	$28	$1,037

Entergy Corporation's credit facility requires it to maintain a consolidated debt ratio of 65% or less of its total capitalization.  The calculation of this debt ratio under Entergy Corporation's credit facility and in the indenture governing the Entergy Corporation senior notes is different than the calculation of the debt to capital ratio above.  Entergy is currently in compliance with this covenant.  If Entergy fails to meet this ratio, or if Entergy or one of the Utility operating companies (except Entergy New Orleans) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the facility's maturity date may occur, and there may be an acceleration of amounts due under Entergy Corporation's senior notes.

See Note 4 to the financial statements herein for additional discussion of the Entergy Corporation credit facility and discussion of the Registrant Subsidiaries' credit facilities.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Capital Expenditure Plans and Other Uses of Capital

See the table and discussion in the Form 10-K under "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital," that sets forth the amounts of planned construction and other capital investments by operating segment for 2009 through 2011.  Following is an update to the discussion in the Form 10-K.

Little Gypsy Repowering Project

See the Form 10-K for a discussion of Entergy Louisiana's Little Gypsy repowering project.  On March 11, 2009, the LPSC voted in favor of a motion directing Entergy Louisiana to temporarily suspend the repowering project and, based upon an analysis of the project's economic viability, to make a recommendation regarding whether to proceed with the project.  This action was based upon a number of factors including the recent decline in natural gas prices, as well as environmental concerns, the unknown costs of carbon legislation and changes in the capital/financial markets. On April 1, 2009, Entergy Louisiana complied with the LPSC's directive and recommended that the project be suspended for an extended period of time of three years or more.  Entergy Louisiana estimates that its total costs for the project, if suspended, including actual spending to date and estimated contract cancellation costs, will be approximately $300 million.  Entergy Louisiana had obtained all major environmental permits required to begin construction.  A longer-term suspension places these permits at risk and may adversely affect the project's economics and technological feasibility.  On May 22, 2009, the LPSC issued an order declaring that Entergy Louisiana's decision to place the Little Gypsy project into a longer-term suspension of three years or more is in the public interest and prudent.  Entergy Louisiana expects to make a filing later in 2009 with the LPSC regarding the recovery of project costs already incurred.

Waterford 3 Steam Generator Replacement Project

In July 2009 the LPSC granted Entergy Louisiana's motion to dismiss, without prejudice, its application seeking recovery of cash earnings on construction work in progress (CWIP) for the steam generator replacement project, acknowledging Entergy Louisiana's right, at any time, to seek cash earnings on CWIP if Entergy Louisiana believes that circumstances or projected circumstances are such that a request for cash earnings on CWIP is merited.  The cash earnings on CWIP application had been consolidated with a similar request for the Little Gypsy repowering project that was also dismissed in response to the same motion.

White Bluff Coal Plant Project

See the Form 10-K for a discussion of the environmental compliance project that will install scrubbers and low NOx burners at Entergy Arkansas' White Bluff coal plant.  In March 2009, Entergy Arkansas made a filing with the APSC seeking a declaratory order that the White Bluff project is in the public interest.  In May 2009 the APSC Staff filed a motion requesting that the APSC require Entergy Arkansas to file testimony on several issues.  In a subsequent order the APSC set a procedural schedule that includes an evidentiary hearing beginning on February 16, 2010.  In addition, in June 2009, Entergy Arkansas filed with the APSC, under Arkansas Act 310, an interim surcharge to recover the costs incurred through May 31, 2009, on the White Bluff project.  Entergy Arkansas has incurred $1.9 million through May 31, 2009.  Under Arkansas Act 310 the surcharge goes into effect immediately upon filing, subject to refund, and additional surcharge filings are permitted every six months.  On July 20, 2009, the APSC staff filed a motion with the APSC requesting that the APSC enter an order regarding the conduct of this and subsequent Act 310 filings related to the White Bluff project, including requiring Entergy Arkansas to provide additional information and justification for costs recovered pursuant to Act 310.  In July 2009 the Arkansas attorney general filed a motion in the Act 310 proceeding opposing the imposition of the surcharge, and challenging Entergy Arkansas' cost calculation.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Pension Contributions

For an update to the discussion on pension contributions see "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits – Costs and Funding."

Other Uses of Capital

Following are other significant, or potentially significant, uses of capital by Entergy, in addition to those discussed in the Form 10-K, that may change Entergy's expected level of capital expenditures or other uses of capital:

•
As discussed in the Form 10-K as a potential use of capital, System Energy plans a 178 MW uprate of the Grand Gulf nuclear plant.  The project is expected to cost $575 million.  On May 22, 2009, a petition and supporting testimony were filed at the MPSC requesting a Certificate of Public Convenience and Necessity for implementation of the uprate.  The City of New Orleans is the only party that has intervened in the case.  No procedural schedule has been set for the case.

•	The issues discussed below in Independent Coordinator of Transmission involving the transmission business will likely result in increased capital expenditures by the Utility operating companies.
•	Recent NRC security requirement changes will likely result in increased capital expenditures in 2009 and 2010 for both the Utility and Non-Utility Nuclear nuclear plants.
•
On June 18, 2009, the NRC issued letters indicating that the NRC staff had concluded that there were shortfalls in the amount of decommissioning funding assurance provided for Waterford 3, River Bend, Indian Point 2, Vermont Yankee, and Palisades.  The NRC staff conducted a telephone conference with Entergy on this issue on June 29, 2009, and Entergy agreed to submit a plan by August 13, 2009, for addressing the identified shortfalls.  Entergy is reviewing the current amount of any shortfalls and the amounts of potential additional assurance that may be provided as part of the required plan.

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

Cash Flow Activity
As shown in Entergy's Consolidated Statements of Cash Flows, cash flows for the six months ended June 30, 2009 and 2008 were as follows:

	2009	2008
	(In Millions)

Cash and cash equivalents at beginning of period	$1,920	$1,253

Cash flow provided by (used in):
Operating activities	1,016	914
Investing activities	(1,120)	(1,008)
Financing activities	(536)	(73)
Net decrease in cash and cash equivalents	(640)	(167)

Cash and cash equivalents at end of period	$1,280	$1,086

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Operating Activities

Entergy's cash flow provided by operating activities increased by $102 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  Following are cash flows from operating activities by segment:

•
Utility provided $678 million in cash from operating activities in 2009 compared to providing $398 million in 2008 primarily due to increased collection of fuel costs and a decrease of $53 million in pension contributions, partially offset by Hurricane Gustav, Hurricane Ike, and Arkansas ice storm restoration spending, and working capital requirements.

•
Non-Utility Nuclear provided $472 million (excluding the effect of intercompany transactions) in cash from operating activities in 2009 compared to providing $594 million in 2008 primarily due to more refueling outage days in 2009 than in 2008, spending related to the planned separation of Non-Utility Nuclear, and an increase of $28 million in pension contributions.

•
Parent & Other used approximately $133 million (excluding the effect of intercompany transactions) in cash from operating activities in 2009 compared to using $78 million in 2008 primarily due to spending related to the planned separation of Non-Utility Nuclear and a $16 million increase in income taxes paid.

Investing Activities

Net cash used in investing activities increased by $112 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  The following significant investing cash flow activity occurred in the six months ended June 30, 2009 and 2008:

•
Construction expenditures were $153 million higher in 2009 than in 2008 due to an increase in Utility spending of $75 million primarily due to Hurricane Gustav, Hurricane Ike, and Arkansas ice storm restoration spending and an increase of $79 million in Non-Utility Nuclear spending due to various projects.

•	Net nuclear fuel purchases increased by $63 million primarily due to Non-Utility Nuclear preparing for more refueling outages in 2009 than in 2008.
•
In March 2008, Entergy Gulf States Louisiana purchased the Calcasieu Generating Facility, a 322 MW simple-cycle, gas-fired power plant located near the city of Sulphur in southwestern Louisiana, for approximately $56 million.

•	Receipt in 2008 of insurance proceeds from Entergy New Orleans' Hurricane Katrina claim.
•	In 2008, Non-Utility Nuclear posted $102 million of cash as collateral in support of its agreements to sell power.

Financing Activities

Net cash used in financing activities increased by $463 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  The following significant financing cash flow activity occurred in the six months ended June 30, 2009 and 2008:

•
Entergy Corporation decreased the net borrowings under its credit facility by $802 million in 2009 compared to increasing the net borrowings under its credit facility by $521 million in 2008.  See Note 4 to the financial statements for a description of the Entergy Corporation credit facility.

•
Entergy Texas issued $500 million of 7.125% Series Mortgage Bonds in January 2009 and used a portion of the proceeds to repay $100 million in borrowings outstanding on its long-term credit facility and $70.8 million in long-term debt prior to maturity.

•	Entergy Texas issued $150 million of 7.875% Series Mortgage Bonds in May 2009 and Entergy Mississippi issued $150 million of 6.64% Series First Mortgage Bonds in June 2009.
•	The Utility operating companies increased the borrowings outstanding on their long-term credit facilities by $230 million in 2008.
•	The Utility operating companies increased the borrowings outstanding on their short-term credit facilities by $150 million in 2008.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•	Entergy Corporation repaid $87 million of notes payable at their maturity in March 2008.
•	Entergy Corporation repurchased $370 million of its common stock in 2008.

Rate, Cost-recovery, and Other Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Rate, Cost-recovery, and Other Regulation" in the Form 10-K for discussions of rate regulation and federal regulation.  Following are updates to the information provided in the Form 10-K.

State and Local Rate Regulation and Fuel-Cost Recovery

See the Form 10-K for a chart summarizing material rate proceedings.  See Note 2 to the financial statements herein for updates to the proceedings discussed in that chart.

Federal Regulation

See the Form 10-K for a discussion of federal regulatory proceedings.  Following are updates to that discussion.

System Agreement Proceedings

Entergy's Utility Operating Companies' Compliance Filing

On July 6, 2009, the D.C. Circuit denied the LPSC's appeal of the FERC's order accepting the Utility operating companies' compliance filing to implement the provisions of the FERC's rough production cost equalization bandwidth decision.

Rough Production Cost Equalization Rates

2008 Rate Filing Based on Calendar Year 2007 Production Costs

The parties reached a partial settlement agreement of certain of the issues initially raised in this proceeding.  The partial settlement agreement was conditioned on the FERC accepting the agreement without modification or condition.  On June 19, 2009, the ALJ certified the partial settlement agreement to the FERC for its consideration.  A hearing on the remaining issues in the proceeding was completed in June 2009.  Additionally, on June 5, 2009, the FERC issued an order denying the Utility operating companies' request for clarification on the scope of the hearing.

2009 Rate Filing Based on Calendar Year 2008 Production Costs

In May 2009, Entergy filed with the FERC the rates for the third year to implement the FERC's order in the System Agreement proceeding.  The filing shows the following payments/receipts among the Utility operating companies for 2009, based on calendar year 2008 production costs, commencing for service in June 2009, are necessary to achieve rough production cost equalization under the FERC's orders:

Payments or (Receipts)
(In Millions)
Entergy Arkansas	$390
Entergy Gulf States Louisiana	($107)
Entergy Louisiana	($140)
Entergy Mississippi	($24)
Entergy New Orleans	$-
Entergy Texas	($119)

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Several parties intervened in the proceeding at the FERC, including the LPSC and Ameren, which have also filed protests.  On July 27, 2009, the FERC accepted Entergy's proposed rates for filing, effective June 1, 2009, subject to refund, and set the proceeding for hearing and settlement procedures.  A settlement judge was appointed and a settlement conference with the judge is scheduled for August 11, 2009.

Entergy Arkansas and Entergy Mississippi Notices of Termination of System Agreement Participation and Related APSC Investigation

On February 2, 2009, Entergy Arkansas and Entergy Mississippi filed with the FERC their notices of cancellation to effectuate the termination of their participation in the Entergy System Agreement, effective December 18, 2013 and November 7, 2015, respectively.  While the FERC had indicated previously that the notices should be filed 18 months prior to Entergy Arkansas' termination (approximately mid-2012), the filing explains that resolving this issue now, rather than later, is important to ensure that informed long-term resource planning decisions can be made during the years leading up to Entergy Arkansas' withdrawal and that all of the Utility operating companies are properly positioned to continue to operate reliably following Entergy Arkansas' and, eventually, Entergy Mississippi's, departure from the System Agreement.  Entergy Arkansas and Entergy Mississippi requested that the FERC accept the proposed notices of cancellation without further proceedings.  Various parties intervened or filed protests in the proceeding, including the APSC, the LPSC, the MPSC, and the City Council.  The APSC and the MPSC support the notices, but the other parties generally request either dismissal of the filings or that the proceeding be set for hearing.  Entergy Arkansas and Entergy Mississippi responded to the interventions and protests.  Entergy Arkansas and Entergy Mississippi reiterated their request that the FERC accept the proposed notices of cancellation.  If further inquiry by the FERC is necessary, Entergy Arkansas and Entergy Mississippi proposed that the FERC institute a paper hearing to resolve the major policy and legal issues and then, if necessary, set any remaining factual questions for an expedited hearing.

Interruptible Load Proceeding

Following the filing of petitioners' initial briefs, the FERC filed a motion requesting the D.C. Circuit hold the appeal of the FERC's decisions ordering refunds in the interruptible load proceeding in abeyance and remand the record to the FERC.  The D.C. Circuit granted the FERC's unopposed motion on June 24, 2009, and directed the FERC to file status reports at 60-day intervals beginning August 24, 2009.  The D.C. Circuit also directed the parties to file motions to govern future proceedings in the case within 30 days of the completion of the FERC proceedings.

June 2009 LPSC Complaint Proceeding

In June 2009, the LPSC filed a complaint requesting that the FERC determine that certain of Entergy Arkansas' sales of electric energy to third parties: (a) violated the provisions of the System Agreement that allocate the energy generated by Entergy System resources, (b) imprudently denied the Entergy System and its ultimate consumers the benefits of low-cost Entergy System generating capacity, and (c) violated the provision of the System Agreement that prohibits sales to third parties by individual companies absent an offer of a right-of-first-refusal to other Utility operating companies.   The LPSC's complaint challenges sales made beginning in 2002 and requests refunds.  On July 20, 2009, the Utility operating companies filed a response to the complaint requesting that the FERC dismiss the complaint on the merits without hearing because the LPSC has failed to meet its burden of showing any violation of the System Agreement and failed to produce any evidence of imprudent action by the Entergy System.  In their response, the Utility operating companies explained that the System Agreement clearly contemplates that the Utility operating companies may make sales to third parties for their own account, subject to the requirement that those sales be included in the load (or load shape) for the applicable Utility operating company.  The response further explains that the FERC already has determined that Entergy Arkansas' short-term wholesale sales did not trigger the "right-of-first-refusal" provision of the System Agreement.  While the D.C. Circuit recently determined that the "right-of-first-refusal" issue was not properly before the FERC at the time of its earlier decision on the issue, the LPSC has raised no additional claims or facts that would warrant the FERC reaching a different conclusion.  The matter is pending before the FERC and a procedural schedule has not been set.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Independent Coordinator of Transmission

In the FERC's April 2006 order that approved Entergy's Independent Coordinator of Transmission (ICT) proposal, the FERC stated that the Weekly Procurement Process (WPP) must be operational within approximately 14 months of the FERC order, or June 24, 2007, or the FERC may reevaluate all approvals to proceed with the ICT.  The Utility operating companies filed status reports with the FERC notifying the FERC that, due to unexpected issues with the development of the WPP software and testing, the WPP was still not operational.  The Utility operating companies also filed various tariff revisions with the FERC in 2007 and 2008 to address issues identified during the testing of the WPP and changes to the effective date of the WPP.  On October 10, 2008, the FERC issued an order accepting a tariff amendment establishing that the WPP shall take effect at a date to be determined, after completion of successful simulation trials and the ICT's endorsement of the WPP's implementation.  On January 16, 2009, the Utility operating companies filed a compliance filing with the FERC that included the ICT's endorsement of the WPP implementation, subject to the FERC's acceptance of certain additional tariff amendments and the completion of simulation testing and certain other items.  The Utility operating companies filed the tariff amendments supported by the ICT on the same day.  The amendments proposed to further amend the WPP to (a) limit supplier offers in the WPP to on-peak periods and (b) eliminate the granting of certain transmission service through the WPP.

On March 17, 2009, the FERC issued an order conditionally approving the proposed modification to the WPP to allow the process to be implemented the week of March 23, 2009.  In its order approving the requested modifications, the FERC imposed additional conditions related to the ICT arrangement and indicated it was going to evaluate the success of the ICT arrangement, including the cost and benefits of implementing the WPP and whether the WPP goes far enough to address the transmission access issues that the ICT and WPP were intended to address.  The FERC, in conjunction with the APSC, the LPSC, the MPSC, the PUCT, and the City Council, hosted a conference on June 24, 2009, to discuss the ICT arrangement and transmission access on the Entergy transmission system.

During the conference, several issues were raised by regulators and market participants, including the adequacy of the Utility operating companies' capital investment in the transmission system, the Utility operating companies' compliance with the existing North American Electric Reliability Corporation (NERC) reliability planning standards, the availability of transmission service across the system, and whether the Utility operating companies could have purchased lower cost power from merchant generators located on the transmission system rather than running their older generating facilities.  On July 20, 2009, the Utility operating companies filed comments with the FERC responding to the issues raised during the conference.  The comments explain that: 1) the Utility operating companies believe that the ICT arrangement has fulfilled its objectives; 2) the Utility operating companies' transmission planning practices comply with laws and regulations regarding the planning and operation of the transmission system; and 3) these planning practices have resulted in a system that meets applicable reliability standards and is sufficiently robust to allow the Utility operating companies both to substantially increase the amount of transmission service available to third parties and to make significant amounts of economic purchases from the wholesale market for the benefit of the Utility operating companies' retail customers.   The Utility operating companies also explain that, as with other transmission systems, there are certain times during which congestion occurs on the Utility operating companies' transmission system that limits the ability of the Utility operating companies as well as other parties to fully utilitize the generating resources that have been granted transmission service.  Additionally, the Utility operating companies commit in their response to exploring and working on potential reforms or alternatives for the ICT arrangement that could take effect following the initial term.  The Utility operating companies' comments also recognize that NERC is in the process of amending certain of its transmission reliability planning standards and that the amended standards, if approved by the FERC, will result in more stringent transmission planning criteria being applicable in the future.  The FERC may also make other changes to transmission reliability standards.  These changes to the reliability standards would result in increased capital expenditures by the Utility operating companies.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As discussed more fully in the Form 10-K, the sale of electricity from the power generation plants owned by Entergy's Non-Utility Nuclear business, unless otherwise contracted, is subject to the fluctuation of market power prices.  Following is an updated summary of the amount of the Non-Utility Nuclear business' output that is currently sold forward under physical or financial contracts (2009 represents the remaining two quarters of the year):

	2009	2010	2011	2012	2013
Non-Utility Nuclear:
Percent of planned generation sold forward:
Unit-contingent	49%	46%	37%	18%	12%
Unit-contingent with availability guarantees (1)	38%	35%	17%	7%	6%
Total	87%	81%	54%	25%	18%
Planned generation (TWh)	22	40	41	41	40
Average contracted price per MWh (2)	$62	$58	$56	$54	$50

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

(2)
The Vermont Yankee acquisition included a 10-year PPA under which the former owners will buy most of the power produced by the plant, which is through the expiration in 2012 of the current operating license for the plant.  The PPA includes an adjustment clause under which the prices specified in the PPA will be adjusted downward monthly, beginning in November 2005, if power market prices drop below prices specified in the PPA, which has not happened thus far.

           Some of the agreements to sell the power produced by Entergy's Non-Utility Nuclear power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements.  The Entergy subsidiary is required to provide collateral based upon the difference between the current market and contracted power prices in the regions where Non-Utility Nuclear sells power.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At June 30, 2009, based on power prices at that time, Entergy had $415 million of collateral in place to support Entergy Nuclear Power Marketing transactional activity, consisting primarily of Entergy Corporation guarantees, but also including $20 million of guarantees that support letters of credit and $2 million of cash collateral.  As of June 30, 2009, the credit exposure associated with Non-Utility Nuclear assurance requirements could increase by an estimated amount of up to $213 million for each $1 per MMBtu increase in gas prices in both the short- and long-term markets, but because market prices have fallen below contract prices, gas prices would have to change by more than $1 per MMBtu to change significantly the actual amount of collateral posted.  In the event of a decrease in Entergy Corporation's credit rating to below investment grade, based on power prices as of June 30, 2009, Entergy would have been required under some of the agreements to replace approximately $72 million of the Entergy Corporation guarantees with cash or letters of credit.

As of June 30, 2009, for the planned energy output under contract for Non-Utility Nuclear through 2013, 68% of the planned energy output is under contract with counterparties with public investment grade credit ratings; 31% is with counterparties with public non-investment grade credit ratings, primarily a utility from which Non-Utility Nuclear purchased one of its power plants and entered into a long-term fixed-price purchased power agreement; and 1% is with load-serving entities without public credit ratings.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

           In addition to selling the power produced by its plants, the Non-Utility Nuclear business sells unforced capacity that is used to meet requirements placed on load-serving distribution companies by the ISO in their area.  Following is a summary of the amount of the Non-Utility Nuclear business' unforced capacity that is currently sold forward, and the blended amount of the Non-Utility Nuclear business' planned generation output and unforced capacity that is currently sold forward (2009 represents the remaining two quarters of the year):

	2009	2010	2011	2012	2013
Non-Utility Nuclear:
Percent of capacity sold forward:
Bundled capacity and energy contracts	26%	26%	25%	18%	16%
Capacity contracts	58%	35%	26%	10%	0%
Total	84%	61%	51%	28%	16%
Planned net MW in operation	4,998	4,998	4,998	4,998	4,998
Average capacity contract price per kW per month	$2.4	$3.3	$3.6	$3.6	$-
Blended Capacity and Energy (based on revenues)
% of planned generation and capacity sold forward	91%	81%	54%	22%	15%
Average contract revenue per MWh	$64	$60	$59	$56	$50

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy's accounting for nuclear decommissioning costs, unbilled revenue, impairment of long-lived assets and trust fund investments, qualified pension and other postretirement benefits, and other contingencies.  The following are updates to that discussion.

Nuclear Decommissioning Costs

In the first quarter 2009, Entergy Arkansas recorded a revision to its estimated decommissioning cost liabilities for ANO 1 and 2 as a result of a revised decommissioning cost study.  The revised estimates resulted in an $8.9 million reduction in its decommissioning liability, along with a corresponding reduction in the related regulatory asset.

In the second quarter 2009, System Energy recorded a revision to its estimated decommissioning cost liabilities for Grand Gulf as a result of a revised decommissioning cost study.  The revised estimate resulted in a $4.2 million reduction in its decommissioning liability, along with a corresponding reduction in the related regulatory asset.

Qualified Pension and Other Postretirement Benefits

Costs and Funding

The recent decline in stock market prices will affect Entergy's planned levels of contributions in the future.  Minimum required funding calculations as determined under Pension Protection Act guidance are performed annually as of January 1 of each year and are based on measurements of the market-related values of assets and funding liabilities as measured at that date.  An excess of the funding liability over the market-related value of assets results in a funding shortfall which, under the Pension Protection Act, must be funded over a seven-year rolling period.  The Pension Protection Act also imposes certain plan limitations if the funded percentage, which is based on the market-related values of assets divided by funding liabilities, does not meet certain thresholds.  Entergy's minimum required contributions for the 2009 plan year are generally payable in installments throughout 2009 and 2010 and are based on the funding calculations as of January 1, 2009.  The final date at which 2009 plan year contributions may be made is September 15, 2010.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

On March 31, 2009, the United States Treasury Department issued guidance that allows plan sponsors to use interest rates earlier in 2008 to measure the present value of the funding liability at January 1, 2009.  Prior to this change, the rates required to be used for Entergy were from the month of December 2008 and the sharp decrease in interest rates during December 2008 was expected to generate significant increases in the funding liability.  A higher liability coupled with losses in the fair market value of pension assets would have increased the funding shortfall at January 1, 2009 and resulted in larger future contributions for the 2009 plan year, payable in 2009 and 2010 as described above.  Entergy's January 1, 2009 funding liability valuation was favorably affected by this guidance and 2009 contributions are not expected to materially increase.  However, to the extent that the higher interest rates experienced in 2008 do not recur in future periods and the fair market values of pension assets do not significantly recover, Entergy's January 1, 2010 funded status could be adversely affected and significantly increase future minimum required pension plan contributions.  In addition to the minimum required contribution required under the Pension Protection Act to fund a shortfall based on the seven year rolling amortization, additional contributions could be needed in 2010 to avoid the plan limitations noted above.  The necessity of such contributions and the actual funded status will be based on a number of factors, including asset performance through 2009 and the interest rates required to be used to measure funded status at January 1, 2010, and therefore cannot be determined at this time.

New Accounting Pronouncements

In December 2008 the FASB issued FSP FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" (FSP 132(R)-1), that requires enhanced disclosures about plan assets of defined benefit pension and other postretirement plans, including disclosure of each major category of plan assets using the fair value hierarchy and concentrations of risk within plan assets.  FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009.

In June 2009 the FASB issued Statement of Financial Accounting Standards 167, "Amendments to FASB Interpretation No. 46R (FIN 46R)" (SFAS 167).  FIN 46R is entitled "Consolidation of Variable Interest Entities".  SFAS 167 amends FIN 46R to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  SFAS 167 also requires additional disclosures on an interim and annual basis about an enterprise's involvement in variable interest entities. The standard will be effective for Entergy in the first quarter of 2010.  Entergy does not expect the adoption of SFAS 167 to have a material effect on its financial position, results of operations, or cash flows.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
	(In Thousands, Except Share Data)

OPERATING REVENUES
Electric	$1,918,446	$2,524,222	$3,945,363	$4,570,449
Natural gas	28,834	53,985	102,884	143,380
Competitive businesses	573,509	686,064	1,261,654	1,415,176
TOTAL	2,520,789	3,264,271	5,309,901	6,129,005

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	521,071	726,836	1,367,060	1,267,337
Purchased power	322,919	748,203	646,174	1,368,845
Nuclear refueling outage expenses	60,234	55,840	117,013	107,098
Other operation and maintenance	696,345	710,309	1,341,389	1,321,577
Decommissioning	49,307	46,816	98,050	92,812
Taxes other than income taxes	122,401	125,942	256,798	234,513
Depreciation and amortization	260,689	247,977	518,541	492,962
Other regulatory charges (credits) - net	13,327	34,239	(16,147)	69,519
TOTAL	2,046,293	2,696,162	4,328,878	4,954,663

OPERATING INCOME	474,496	568,109	981,023	1,174,342

OTHER INCOME
Allowance for equity funds used during construction	15,782	9,085	32,730	18,371
Interest and dividend income	58,892	47,803	105,278	105,740
Other than temporary impairment losses	(69,203)	(24,404)	(84,939)	(28,060)
Equity in earnings (loss) of unconsolidated equity affiliates	1,369	(2,572)	(1,758)	(3,501)
Miscellaneous - net	(14,723)	3,916	(24,895)	(7,640)
TOTAL	(7,883)	33,828	26,416	84,910

INTEREST AND OTHER CHARGES
Interest on long-term debt	125,157	119,903	253,123	243,047
Other interest - net	27,487	28,030	46,780	60,567
Allowance for borrowed funds used during construction	(8,483)	(4,937)	(18,294)	(10,053)
TOTAL	144,161	142,996	281,609	293,561

INCOME BEFORE INCOME TAXES	322,452	458,941	725,830	965,691

Income taxes	90,641	183,012	253,686	376,015

CONSOLIDATED NET INCOME	231,811	275,929	472,144	589,676

Preferred dividend requirements of subsidiaries	4,998	4,975	9,996	9,973

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$226,813	$270,954	$462,148	$579,703

Earnings per average common share:
Basic	$1.16	$1.42	$2.38	$3.02
Diluted	$1.14	$1.37	$2.35	$2.93
Dividends declared per common share	$0.75	$0.75	$1.50	$1.50

Basic average number of common shares outstanding	196,105,002	191,326,928	194,359,001	191,983,266
Diluted average number of common shares outstanding	198,243,169	197,864,459	198,150,768	198,101,863

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$472,144	$589,676
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(1,630)	(2,808)
Other regulatory charges (credits) - net	(16,147)	69,519
Depreciation, amortization, and decommissioning	616,591	585,774
Deferred income taxes, investment tax credits, and non-current taxes accrued	249,448	365,337
Equity in losses of unconsolidated equity affiliates - net of dividends	1,758	3,501
Changes in working capital:
Receivables	1,888	(216,810)
Fuel inventory	(3,963)	(12,257)
Accounts payable	(58,177)	357,503
Taxes accrued	5,193	-
Interest accrued	(37,043)	(48,799)
Deferred fuel	266,062	(555,444)
Other working capital accounts	(157,092)	(218,001)
Provision for estimated losses and reserves	(18,642)	10,680
Changes in other regulatory assets	(455,577)	39,964
Other	151,536	(54,266)
Net cash flow provided by operating activities	1,016,349	913,569

INVESTING ACTIVITIES
Construction/capital expenditures	(932,056)	(778,818)
Allowance for equity funds used during construction	32,730	18,371
Nuclear fuel purchases	(149,568)	(217,487)
Proceeds from sale/leaseback of nuclear fuel	21,210	152,353
Proceeds from sale of assets and businesses	8,654	30,725
Payment for purchase of plant	-	(56,409)
Insurance proceeds received for property damages	-	63,088
Changes in transition charge account	2,962	9,171
NYPA value sharing payment	(72,000)	(72,000)
Increase (decrease) in other investments	17,111	(95,166)
Proceeds from nuclear decommissioning trust fund sales	1,282,206	748,181
Investment in nuclear decommissioning trust funds	(1,330,730)	(809,653)
Net cash flow used in investing activities	(1,119,481)	(1,007,644)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	783,304	1,800,543
Common stock and treasury stock	2,691	27,862
Retirement of long-term debt	(1,022,790)	(1,383,393)
Repurchase of common stock	-	(369,612)
Changes in credit line borrowings - net	-	150,000
Dividends paid:
Common stock	(289,159)	(288,172)
Preferred stock	(9,995)	(10,030)
Net cash flow used in financing activities	(535,949)	(72,802)

Effect of exchange rates on cash and cash equivalents	(503)	(430)

Net decrease in cash and cash equivalents	(639,584)	(167,307)

Cash and cash equivalents at beginning of period	1,920,491	1,253,728

Cash and cash equivalents at end of period	$1,280,907	$1,086,421

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$321,186	$340,077
Income taxes	$(3,139)	$127,856

Noncash financing activities:
Long-term debt retired (equity unit notes)	$(500,000)	$-
Common stock issued in settlement of equity unit purchase contracts	$500,000	$-

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$75,261	$115,876
Temporary cash investments	1,205,646	1,804,615
Total cash and cash equivalents	1,280,907	1,920,491
Securitization recovery trust account	9,100	12,062
Accounts receivable:
Customer	566,540	734,204
Allowance for doubtful accounts	(31,220)	(25,610)
Other	206,245	206,627
Accrued unbilled revenues	353,819	282,914
Total accounts receivable	1,095,384	1,198,135
Deferred fuel costs	24,736	167,092
Accumulated deferred income taxes	69,139	7,307
Fuel inventory - at average cost	220,108	216,145
Materials and supplies - at average cost	799,180	776,170
Deferred nuclear refueling outage costs	245,336	221,803
System agreement cost equalization	334,286	394,000
Prepayments and other	351,890	247,184
TOTAL	4,430,066	5,160,389

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	67,775	66,247
Decommissioning trust funds	2,894,147	2,832,243
Non-utility property - at cost (less accumulated depreciation)	239,028	231,115
Other	113,193	107,939
TOTAL	3,314,143	3,237,544

PROPERTY, PLANT AND EQUIPMENT
Electric	35,530,870	34,495,406
Property under capital lease	744,794	745,504
Natural gas	307,232	303,769
Construction work in progress	1,566,268	1,712,761
Nuclear fuel under capital lease	424,076	465,374
Nuclear fuel	671,209	636,813
TOTAL PROPERTY, PLANT AND EQUIPMENT	39,244,449	38,359,627
Less - accumulated depreciation and amortization	16,425,279	15,930,513
PROPERTY, PLANT AND EQUIPMENT - NET	22,819,170	22,429,114

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	622,227	581,719
Other regulatory assets	3,666,893	3,615,104
Deferred fuel costs	172,202	168,122
Goodwill	377,172	377,172
Other	1,083,347	1,047,654
TOTAL	5,921,841	5,789,771

TOTAL ASSETS	$36,485,220	$36,616,818

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$805,684	$544,460
Notes payable	55,034	55,034
Accounts payable	949,758	1,475,745
Customer deposits	318,115	302,303
Taxes accrued	80,403	75,210
Interest accrued	150,267	187,310
Deferred fuel costs	311,325	183,539
Obligations under capital leases	164,702	162,393
Pension and other postretirement liabilities	38,849	46,288
System agreement cost equalization	418,640	460,315
Other	208,442	273,297
TOTAL	3,501,219	3,765,894

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	6,955,214	6,565,770
Accumulated deferred investment tax credits	316,982	325,570
Obligations under capital leases	300,025	343,093
Other regulatory liabilities	360,492	280,643
Decommissioning and asset retirement cost liabilities	2,761,435	2,677,495
Accumulated provisions	129,603	147,452
Pension and other postretirement liabilities	2,140,471	2,177,993
Long-term debt	10,184,849	11,174,289
Other	757,406	880,998
TOTAL	23,906,477	24,573,303

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	217,050	217,029

EQUITY
Common Shareholders' Equity:
Common stock, $.01 par value, authorized 500,000,000 shares;
issued 254,772,087 shares in 2009 and 248,174,087 shares in 2008	2,548	2,482
Paid-in capital	5,375,265	4,869,303
Retained earnings	7,562,587	7,382,719
Accumulated other comprehensive loss	(10,614)	(112,698)
Less - treasury stock, at cost (58,649,184 shares in 2009 and
58,815,518 shares in 2008)	4,163,312	4,175,214
Total common shareholders' equity	8,766,474	7,966,592
Subsidiaries' preferred stock without sinking fund	94,000	94,000
TOTAL	8,860,474	8,060,592

TOTAL LIABILITIES AND EQUITY	$36,485,220	$36,616,818

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL
For the Three Months Ended June 30, 2009 and 2008
(Unaudited)

	2009		2008
	(In Thousands)

RETAINED EARNINGS
Retained Earnings - Beginning of period	$7,482,329		$6,900,345

Add:
Net income attributable to Entergy Corporation	226,813	$226,813	270,954	$270,954

Deduct:
Dividends declared on common stock	146,555		143,669

Retained Earnings - End of period	$7,562,587		$7,027,630

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period:
Accumulated derivative instrument fair value changes	$208,544		$(191,306)

Pension and other postretirement liabilities	(233,089)		(111,281)

Net unrealized investment gains (losses)	(36,184)		89,061

Foreign currency translation	2,263		6,377
Total	(58,466)		(207,149)

Net derivative instrument fair value changes arising
during the period (net of tax benefit of $(14,567) and ($160,474))	(23,728)	(23,728)	(285,280)	(285,280)

Pension and other postretirement liabilities (net of tax expense (benefit) of ($493) and $348)	(41)	(41)	2,247	2,247

Net unrealized investment gains (losses) (net of tax expense (benefit) of $74,927 and ($7,901))	70,275	70,275	(21,223)	(21,223)

Foreign currency translation (net of tax expense of $725 and $241)	1,346	1,346	447	447

Balance at end of period:
Accumulated derivative instrument fair value changes	184,816		(476,586)

Pension and other postretirement liabilities	(233,130)		(109,034)

Net unrealized investment gains	34,091		67,838

Foreign currency translation	3,609		6,824
Total	$(10,614)		$(510,958)

Add: preferred dividend requirements of subsidiaries		4,998		4,975

Comprehensive Income (Loss)		$279,663		$(27,880)

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$5,370,446		$4,853,837

Add:
Common stock issuances related to stock plans	4,819		6,644
Total	4,819		6,644

Paid-in Capital - End of period	$5,375,265		$4,860,481

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	2009		2008
	(In Thousands)

RETAINED EARNINGS
Retained Earnings - Beginning of period	$7,382,719		$6,735,965

Add:
Net income attributable to Entergy Corporation	462,148	$462,148	579,703	$579,703
Adjustment related to FSP FAS 115-2 implementation	6,365		-
Total	468,513		579,703

Deduct:
Dividends declared on common stock	288,645		288,038

Retained Earnings - End of period	$7,562,587		$7,027,630

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period:
Accumulated derivative instrument fair value changes	$120,830		$(12,540)

Pension and other postretirement liabilities	(232,232)		(107,145)

Net unrealized investment gains (losses)	(4,402)		121,611

Foreign currency translation	3,106		6,394
Total	(112,698)		8,320

Net derivative instrument fair value changes arising during
the period (net of tax expense (benefit) of $42,619 and ($259,574))	63,986	63,986	(464,046)	(464,046)

Pension and other postretirement liabilities (net of tax expense (benefit) of ($628) and $4,325)	(898)	(898)	(1,889)	(1,889)

Net unrealized investment gains (losses) (net of tax expense (benefit) of $38,950 and ($34,531))	44,858	44,858	(53,773)	(53,773)

Adjustment related to FSP FAS 115-2 implementation (net of tax benefit of ($4,921))	(6,365)	-	-	-

Foreign currency translation (net of tax expense of $271 and $232)	503	503	430	430

Balance at end of period:
Accumulated derivative instrument fair value changes	184,816		(476,586)

Pension and other postretirement liabilities	(233,130)		(109,034)

Net unrealized investment gains	34,091		67,838

Foreign currency translation	3,609		6,824
Total	$(10,614)		$(510,958)

Add: preferred dividend requirements of subsidiaries		9,996		9,973

Comprehensive Income		$580,593		$70,398

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$4,869,303		$4,850,769

Add:
Common stock issuances in settlement of equity unit purchase contracts	499,934		-
Common stock issuances related to stock plans	6,028		9,712
Total	505,962		9,712

Paid-in Capital - End of period	$5,375,265		$4,860,481

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Increase/
Description	2009	2008	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$642	$808	$(166)	(21)
Commercial	520	661	(141)	(21)
Industrial	492	739	(247)	(33)
Governmental	48	59	(11)	(19)
Total retail	1,702	2,267	(565)	(25)
Sales for resale	65	108	(43)	(40)
Other	152	149	3	2
Total	$1,919	$2,524	$(605)	(24)

Utility Billed Electric Energy
Sales (GWh):
Residential	7,100	7,372	(272)	(4)
Commercial	6,518	6,688	(170)	(3)
Industrial	8,790	9,730	(940)	(10)
Governmental	577	586	(9)	(2)
Total retail	22,985	24,376	(1,391)	(6)
Sales for resale	1,313	1,440	(127)	(9)
Total	24,298	25,816	(1,518)	(6)

Non-Utility Nuclear:
Operating Revenues	$545	$610	$(65)	(11)
Billed Electric Energy Sales (GWh)	8,980	10,145	(1,165)	(11)

	Six Months Ended		Increase/
Description	2009	2008	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$1,398	$1,539	$(141)	(9)
Commercial	1,080	1,209	(129)	(11)
Industrial	1,040	1,345	(305)	(23)
Governmental	101	113	(12)	(11)
Total retail	3,619	4,206	(587)	(14)
Sales for resale	139	196	(57)	(29)
Other	187	168	19	11
Total	$3,945	$4,570	$(625)	(14)

Utility Billed Electric Energy
Sales (GWh):
Residential	14,993	15,384	(391)	(3)
Commercial	12,712	12,926	(214)	(2)
Industrial	16,929	19,107	(2,178)	(11)
Governmental	1,139	1,155	(16)	(1)
Total retail	45,773	48,572	(2,799)	(6)
Sales for resale	2,700	2,729	(29)	(1)
Total	48,473	51,301	(2,828)	(6)

Non-Utility Nuclear:
Operating Revenues	$1,201	$1,290	$(89)	(7)
Billed Electric Energy Sales (GWh)	19,054	20,905	(1,851)	(9)

ENTERGY CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  COMMITMENTS AND CONTINGENCIES

Entergy and the Registrant Subsidiaries are involved in a number of legal, regulatory, and tax proceedings before various courts, regulatory commissions, and governmental agencies in the ordinary course of business.  While management is unable to predict the outcome of such proceedings, management does not believe that the ultimate resolution of these matters will have a material adverse effect on Entergy's results of operations, cash flows, or financial condition.  Entergy discusses regulatory proceedings in Note 2 to the financial statements in the Form 10-K and herein and discusses tax proceedings in Note 3 to the financial statements in the Form 10-K.

Nuclear Insurance

See Note 8 to the financial statements in the Form 10-K for information on nuclear liability and property insurance associated with Entergy's nuclear power plants.

Conventional Property Insurance

See Note 8 to the financial statements in the Form 10-K for information on Entergy's non-nuclear property insurance program.

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

Asbestos Litigation  (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

See Note 8 to the financial statements in the Form 10-K for information regarding asbestos litigation at Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas.

Subsequent Events

Entergy evaluated events of which its management was aware subsequent to June 30, 2009, through the date that this quarterly report was issued, August 7, 2009.

NOTE 2.  RATE AND REGULATORY MATTERS

Regulatory Assets

See Note 2 to the financial statements in the Form 10-K for information regarding regulatory assets in the Utility business reflected on the balance sheets of Entergy and the Registrant Subsidiaries.  Following are updates to that discussion.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Fuel and purchased power cost recovery

See Note 2 to the financial statements in the Form 10-K for information regarding fuel proceedings involving the Utility operating companies.  Following are updates to that information.

Entergy Arkansas

Energy Cost Recovery Rider

In March 2009, Entergy Arkansas filed with the APSC its annual energy cost rate for the period April 2009 through March 2010.  The filed energy cost rate decreased from $0.02456/kWh to $0.01552/kWh.  The decrease was caused by the following: 1) all three of the nuclear power plants from which Entergy Arkansas obtains power, ANO 1 and 2 and Grand Gulf, had refueling outages in 2008, and the previous energy cost rate had been adjusted to account for the replacement power costs that would be incurred while these units were down; 2) Entergy Arkansas has a deferred fuel cost liability from over-recovered fuel costs at December 31, 2008, as compared to a deferred fuel cost asset from under-recovered fuel costs at December 31, 2007; offset by 3) an increase in the fuel and purchased power prices included in the calculation.

Entergy Mississippi

On June 30, 2009, the MPSC issued an order stating that it may hire an independent audit firm to audit Entergy Mississippi's fuel adjustment clause or other mechanism directly related to the purchase of fuel or energy for the period October 2007 through September 2009.

Entergy Texas

In January 2008, Entergy Texas made a compliance filing with the PUCT describing how its 2007 Rough Production Cost Equalization receipts under the System Agreement were allocated between Entergy Gulf States, Inc.'s Texas and Louisiana jurisdictions.  A hearing was held at the end of July 2008, and in October 2008 the ALJ issued a proposal for decision recommending an additional $18.6 million allocation to Texas retail customers.  The PUCT adopted the ALJ's proposal for decision in December 2008.  Because the PUCT allocation to Texas retail customers is inconsistent with the LPSC allocation to Louisiana retail customers, adoption of the proposal for decision by the PUCT could result in trapped costs between the Texas and Louisiana jurisdictions with no mechanism for recovery.  The PUCT denied Entergy Texas' motion for rehearing and Entergy Texas commenced proceedings in both state and federal district courts seeking to reverse the PUCT's decision.  On May 12, 2009, certain defendants, in their official capacities as Commissioners of the PUCT, filed a motion to dismiss Entergy Texas' pending complaint before the U.S. District Court for the Western District of Texas.  The federal proceeding, including a ruling on the motion to dismiss, has been abated pending further action by the FERC in the proceeding discussed below.

Entergy Texas also filed with the FERC a proposed amendment to the System Agreement bandwidth formula to specifically calculate the payments to Entergy Gulf States Louisiana and Entergy Texas of Entergy Gulf States, Inc.'s rough production cost equalization receipts for 2007.  On May 8, 2009, the FERC issued an order rejecting the proposed amendment, stating, among other things, that the FERC does not have jurisdiction over the allocation of an individual utility's receipts/payments among or between its retail jurisdictions and that this was a matter for the courts to review in the pending proceedings noted above.  Because of the FERC's order, Entergy Texas recorded the effects of the PUCT's allocation of the additional $18.6 million to retail customers in the second quarter of 2009.  On an after-tax basis, the charge to earnings was approximately $13.0 million (including interest).  Entergy requested rehearing of the FERC's order, and on July 8, 2009, the FERC granted the request for rehearing for the limited purpose of affording more time for consideration of Entergy's request.

In May 2009, Entergy Texas filed with the PUCT a request to refund $46.1 million, including interest, of fuel cost recovery over-collections through February 2009.  Entergy Texas requested that the proposed refund be made over a four-month period beginning June 2009.  Pursuant to a stipulation among the various parties, in June 2009 the PUCT issued an order approving a refund of $59.2 million, including interest, of fuel cost recovery overcollections through March 2009.  The refund will be made over a three-month period beginning July 2009.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Storm Cost Recovery Filings

Entergy Arkansas Storm Reserve Accounting

The APSC's June 2007 order in Entergy Arkansas' base rate proceeding, which is discussed in the Form 10-K, eliminated storm reserve accounting for Entergy Arkansas.  In March 2009 a law was enacted in Arkansas that requires the APSC to permit storm reserve accounting for utilities that request it.  Entergy Arkansas filed its request with the APSC, and has reinstated storm reserve accounting effective January 1, 2009.

Entergy Arkansas January 2009 Ice Storm

In January 2009 a severe ice storm caused significant damage to Entergy Arkansas' transmission and distribution lines, equipment, poles, and other facilities.  The current cost estimate for the damage caused by the ice storm is approximately $120 million to $140 million, of which approximately $65 million to $80 million is estimated to be operating and maintenance type costs and the remainder is estimated to be capital investment.  On January 30, 2009, the APSC issued an order inviting and encouraging electric public utilities to file specific proposals for the recovery of extraordinary storm restoration expenses associated with the ice storm.  Although Entergy Arkansas has not yet filed a proposal for the method of recovery of its costs, on February 16, 2009, it did file a request with the APSC for an accounting order authorizing deferral of the operating and maintenance cost portion of Entergy Arkansas' ice storm restoration costs pending their recovery.  The APSC issued such an order in March 2009 subject to certain conditions, including that if Entergy Arkansas seeks to recover the deferred costs, those costs will be subject to investigation for whether they are incremental, prudent, and reasonable.  Entergy Arkansas is still analyzing its options for the method of recovery of the ice storm restoration costs.  One option is securitization, and in April 2009 a law was enacted in Arkansas that authorizes securitization of storm damage restoration costs.

Entergy Gulf States Louisiana and Entergy Louisiana Hurricane Gustav and Hurricane Ike Filing

See the Form 10-K for a discussion of Hurricane Gustav and Hurricane Ike, which caused catastrophic damage to portions of Entergy's service territories in Louisiana in September 2008.  Entergy Gulf States Louisiana and Entergy Louisiana filed their Hurricane Gustav and Hurricane Ike storm cost recovery case with the LPSC in May 2009.  Entergy Gulf States Louisiana seeks a determination that $150.7 million of storm restoration costs are recoverable and seeks to replenish its storm reserve in the amount of $90 million.  Entergy Louisiana seeks a determination that $261.9 million of storm restoration costs are recoverable and seeks to replenish its storm reserve in the amount of $200 million.  The storm restoration costs are net of costs that have already been paid from previously funded storm reserves.  Entergy Gulf States Louisiana and Entergy Louisiana expect to make a supplemental filing to, among other things, recommend a recovery method for costs approved by the LPSC.  The parties have agreed to a procedural schedule that includes March 2010 hearing dates for both the recoverability and the method of recovery proceedings.  Recovery options include traditional base rate recovery, Louisiana Act 64 (passed in 2006) financing, or Louisiana Act 55 (passed in 2007) financing.  Entergy Gulf States Louisiana and Entergy Louisiana recovered their costs from Hurricane Katrina and Hurricane Rita primarily by Act 55 financing.

Entergy Texas Hurricane Ike and Hurricane Gustav Filing

See the Form 10-K for a discussion of Hurricane Gustav and Hurricane Ike, which caused catastrophic damage to portions of Entergy's service territory in Texas in September 2008.  In April 2009 a law was enacted in Texas that authorizes recovery of these types of costs by securitization.  Entergy Texas filed its storm cost recovery case in April 2009 seeking a determination that $577.5 million of Hurricane Ike and Hurricane Gustav restoration costs are recoverable, including estimated costs for work to be completed.  On August 5, 2009, Entergy Texas submitted to the ALJ an unopposed settlement agreement that will, if approved, resolve all issues in the storm cost recovery case.  Under the terms of the agreement $566.4 million, plus carrying costs, are eligible for recovery.  In addition, $70 million in anticipated insurance proceeds will be credited as an offset to the securitized amount, subject to true-up based on actual proceeds received.  Of the $11.1 million

Entergy Corporation and Subsidiaries
Notes to Financial Statements

difference between Entergy Texas' request and the amount agreed to, which is part of the black box agreement and not directly attributable to any specific individual issues raised, $6.8 million is operation and maintenance expense for which Entergy Texas has recorded a charge in the second quarter 2009.  The remaining $4.3 million will be recorded as utility plant.  The PUCT is expected to consider the agreement at its August 13, 2009, meeting.

On July 16, 2009, Entergy Texas also made its financing request filing seeking approval to recover its approved costs, plus carrying costs, by securitization.  A prehearing conference was held on August 4, 2009, and the ALJ ordered a procedural schedule that includes a September 25, 2009, hearing date.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for information regarding retail rate proceedings involving the Utility operating companies.  The following are updates to the Form 10-K.

Filings with the APSC

Retail Rates

See the Form 10-K for a discussion of the rate filing made by Entergy Arkansas and the proceedings regarding that filing.  On April 23, 2009, the Arkansas Supreme Court denied Entergy Arkansas' petition for review of the Court of Appeals decision.

On July 2, 2009, Entergy Arkansas filed a notice with the APSC of its intention to file within 60 to 90 days for a general change in rates, charges, and tariffs.  Entergy Arkansas plans to file the rate case in September 2009.

Filings with the LPSC

Retail Rates - Electric (Entergy Gulf States Louisiana and Entergy Louisiana)

In July 2009 the LPSC issued an order noting that the LPSC Staff and Entergy are continuing in negotiations that could result in the recommendation for the adoption of new Formula Rate Plans for Entergy Gulf States Louisiana and Entergy Louisiana, and the LPSC Staff will report to the LPSC on the progress of those negotiations at the LPSC's September meeting.  In the interim Entergy Gulf States Louisiana's and Entergy Louisiana's base rates will remain unchanged.  Entergy Gulf States Louisiana and Entergy Louisiana will both implement previously approved capacity cost adjustments.  Entergy Gulf States Louisiana's net increase in capacity costs of $5 million will be deferred for future recovery.  Entergy Louisiana's net decrease in capacity costs of $17 million will be used to increase the storm reserve accrual.

(Entergy Louisiana)

In May 2007, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2006 test year, indicating a 7.6% earned return on common equity.  That filing included Entergy Louisiana's request to recover $39.8 million in unrecovered fixed costs associated with the loss of customers that resulted from Hurricane Katrina, a request that was reduced to $31.7 million.  In September 2007, Entergy Louisiana modified its formula rate plan filing to reflect its implementation of certain adjustments proposed by the LPSC Staff in its review of Entergy Louisiana's original filing with which Entergy Louisiana agreed, and to reflect its implementation of an $18.4 million annual formula rate plan increase comprised of (1) a $23.8 million increase representing 60% of Entergy Louisiana's revenue deficiency, and (2) a $5.4 million decrease for reduced incremental and deferred capacity costs.  The LPSC authorized Entergy Louisiana to defer for accounting purposes the difference between its $39.8 million claim, now at $31.7 million, for unrecovered fixed cost and 60% of the revenue deficiency to preserve Entergy Louisiana's right to pursue that claim in full during the formula rate plan proceeding.  In October 2007, Entergy Louisiana implemented a $7.1 million formula rate plan

Entergy Corporation and Subsidiaries
Notes to Financial Statements

decrease that was due primarily to the reclassification of certain franchise fees from base rates to collection via a line item on customer bills pursuant to an LPSC Order.  The LPSC staff and intervenors recommended disallowance of certain costs included in Entergy Louisiana's filing.  Entergy Louisiana disagrees with the majority of the proposed disallowances and a hearing on the disputed issues was held in late-September/early-October 2008.  In March 2009 the ALJ issued a proposed recommendation, which does not allow recovery of the unrecovered fixed costs and also disallows recovery of all costs associated with Entergy's stock option plan.  Entergy Louisiana has filed exceptions to the ALJ's proposed recommendation.

Retail Rates - Gas (Entergy Gulf States Louisiana)

In January 2009, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2008.  The filing showed a revenue deficiency of $529 thousand based on a return on common equity mid-point of 10.5%.  In April 2009, Entergy Gulf States Louisiana implemented a $255 thousand rate increase pursuant to an uncontested settlement with the LPSC staff.

Filings with the MPSC

In March 2009, Entergy Mississippi made with the MPSC its annual scheduled formula rate plan filing for the 2008 test year.  The filing reported a $27.0 million revenue deficiency and an earned return on common equity of 7.41%.  Entergy Mississippi requested a $14.5 million increase in annual electric revenues, which is the maximum increase allowed under the terms of the formula rate plan.  The MPSC issued an order on June 30, 2009, finding that Entergy Mississippi's earned return was sufficiently below the lower bandwidth limit set by the formula rate plan to require a $14.5 million increase in annual revenues, effective for bills rendered on or after June 30, 2009.

In March 2008, Entergy Mississippi made its annual scheduled formula rate plan filing for the 2007 test year with the MPSC.  The filing showed that a $10.1 million increase in annual electric revenues is warranted.  In June 2008, Entergy Mississippi reached a settlement with the Mississippi Public Utilities Staff that would result in a $3.8 million rate increase.  In January 2009 the MPSC rejected the settlement and left the current rates in effect.  Entergy Mississippi appealed the MPSC's decision to the Mississippi Supreme Court.  After the decision of the MPSC regarding the formula rate plan filing for the 2008 test year, Entergy Mississippi filed a motion to dismiss its appeal to the Mississippi Supreme Court.

Filings with the City Council

Retail Rates

As discussed in the Form 10-K, on July 31, 2008, Entergy New Orleans filed an electric and gas base rate case with the City Council.  On April 2, 2009, the City Council approved a comprehensive settlement.  The settlement provides for a net $35.3 million reduction in combined fuel and non-fuel revenue requirement, including conversion of the $10.6 million voluntary recovery credit to a permanent reduction and complete realignment of Grand Gulf cost recovery from fuel to base rates, and a $4.95 million gas rate increase, both effective June 1, 2009.  A new three-year formula rate plan was also adopted, with terms including an 11.1% electric return on common equity (ROE) with a +/- 40 basis point bandwidth and a 10.75% gas ROE with a +/- 50 basis point bandwidth.  Earnings outside the bandwidth reset to the midpoint ROE, with the difference flowing prospectively to customers or Entergy New Orleans depending on whether Entergy New Orleans is over- or under-earning.  The formula rate plan also includes a recovery mechanism for City Council-approved capacity additions, plus provisions for extraordinary cost changes and force majeure.

Fuel Adjustment Clause Litigation

See the Form 10-K for a discussion of the lawsuit filed by a group of ratepayers in April 1999 against Entergy New Orleans, Entergy Corporation, Entergy Services, and Entergy Power in state court in Orleans Parish purportedly on behalf of all Entergy New Orleans ratepayers.  In February 2004, the City Council

Entergy Corporation and Subsidiaries
Notes to Financial Statements

approved a resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through September 2004.  In May 2005 the Civil District Court for the Parish of Orleans affirmed the City Council resolution, finding no support for the plaintiffs' claim that the refund amount should be higher.  In June 2005, the plaintiffs appealed the Civil District Court decision to the Louisiana Fourth Circuit Court of Appeal.  On February 25, 2008, the Fourth Circuit Court of Appeal issued a decision affirming in part, and reversing in part, the Civil District Court's decision.  Although the Fourth Circuit Court of Appeal did not reverse any of the substantive findings and conclusions of the City Council or the Civil District Court, the Fourth Circuit found that the amount of the refund was arbitrary and capricious and increased the amount of the refund to $34.3 million.  In April 2009 the Louisiana Supreme Court reversed the decision of the Louisiana Fourth Circuit Court of Appeal and reinstated the decision of the Civil District Court.  On April 17, 2009, the plantiffs requested rehearing by the Louisiana Supreme Court.  On May 29, 2009, the Louisiana Supreme Court denied the request for rehearing.

Filings with the PUCT and Texas Cities (Entergy Texas)

Retail Rates

As discussed in the Form 10-K, Entergy Texas made a rate filing in September 2007 with the PUCT requesting an annual rate increase totaling $107.5 million, including a base rate increase of $64.3 million and riders totaling $43.2 million.  On December 16, 2008, Entergy Texas filed a term sheet that reflected a settlement agreement that included the PUCT Staff and the other active participants in the rate case.  On December 19, 2008, the ALJs approved Entergy Texas' request to implement interim rates reflecting the agreement.  The agreement includes a $46.7 million base rate increase, among other provisions.  Under the ALJs' interim order, Entergy Texas implemented interim rates, subject to refund and surcharge, reflecting the rates established through the settlement.  These rates became effective with bills rendered on and after January 28, 2009, for usage on and after December 19, 2008.  In addition, the existing recovery mechanism for incremental purchased power capacity costs ceased as of January 28, 2009, with purchased power capacity costs then subsumed within the base rates set in this proceeding.  Certain Texas municipalities exercised their original jurisdiction and took final action to approve rates consistent with the interim rates approved by the ALJs.  In March 2009, the PUCT approved the settlement, which made the interim rates final, and this PUCT decision is now final and non-appealable.

Electric Industry Restructuring in Texas

See Note 2 to the financial statements in the Form 10-K for a discussion of electric restructuring activity that involves Entergy Texas.  In June 2009, a law was enacted in Texas that requires Entergy Texas to cease all activities relating to Entergy Texas' transition to competition.  The law allows Entergy Texas to remain a part of the SERC Region, although it does not prevent Entergy Texas from joining the Southwest Power Pool.  The law provides that any further proceedings to certify a power region that Entergy Texas belongs to as a qualified power region can be initiated by the PUCT, or on motion by another party, when the conditions supporting such a proceeding exist.  Under the new law, the PUCT may not approve a transition to competition plan for Entergy Texas until the expiration of four years from the PUCT's certification of Entergy Texas' power region.  In response to the new law, Entergy Texas in June 2009 gave notice to the PUCT of the withdrawal of its transition to competition plan, and requested that its transition to competition proceeding be dismissed.  In July 2009 the ALJ dismissed the proceeding.

The new law also contains provisions that allow Entergy Texas to be included in a cost recovery mechanism that permits annual filings for the recovery of reasonable and necessary expenditures for transmission infrastructure improvement and changes in wholesale transmission charges.  This mechanism was previously available to other non-ERCOT Texas utility companies, but not to Entergy Texas.

The new law further amends already existing law that had required Entergy Texas to propose for PUCT approval a tariff to allow eligible customers the ability to contract for competitive generation.  The amending language in the new law provides, among other things, that:  1) the tariff shall not be implemented in a manner that harms the sustainability or competitiveness of manufacturers who choose not to participate in the tariff; 2) Entergy Texas shall "purchase competitive generation service, selected by the customer, and provide the generation at retail to the customer"; and 3)  Entergy Texas shall provide and price transmission service and ancillary

Entergy Corporation and Subsidiaries
Notes to Financial Statements

services under that tariff at a rate that is unbundled from its cost of service.    The new law directs that the PUCT may not issue an order on the tariff that is contrary to an applicable decision, rule, or policy statement of a federal regulatory agency having jurisdiction.  Entergy Texas has thus far not made a filing with the PUCT in response to the newly adopted law addressing the tariff.  The new law provides that the PUCT shall approve, reject, or modify the proposed tariff not later than September 1, 2010.

NOTE 3.  EQUITY

Common Stock

Common Stock Issuances

In February 2009, Entergy Corporation was unable to remarket successfully $500 million of notes associated with its equity units.  The note holders therefore put the notes to Entergy, Entergy retired the notes, and Entergy issued 6,598,000 shares of common stock to the note holders.

Earnings per Share

The following tables present Entergy's basic and diluted earnings per share calculations included on the consolidated income statement:

	For the Three Months Ended June 30,
	2009		2008
	(In Millions, Except Per Share Data)
Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share
Net income attributable to Entergy Corporation	$226.8	196.1	$1.16	$271.0	191.3	$1.42
Average dilutive effect of:
Stock options	-	2.1	(0.012)	-	5.0	(0.036)
Equity units	-	-	-	-	1.6	(0.011)

Diluted earnings per share	$226.8	198.2	$1.14	$271.0	197.9	$1.37

	For the Six Months Ended June 30,
	2009		2008
	(In Millions, Except Per Share Data)
Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share
Net income attributable to Entergy Corporation	$462.1	194.4	$2.38	$579.7	192.0	$3.02
Average dilutive effect of:
Stock options	-	2.1	(0.025)	-	4.8	(0.073)
Equity units	$3.2	1.7	(0.005)	-	1.3	(0.021)
Deferred units		-	-	-	-	(0.001)

Diluted earnings per share	$465.3	198.2	$2.35	$579.7	198.1	$2.93

Entergy's stock option and other equity compensation plans are discussed in Note 12 to the financial statements in the Form 10-K.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Treasury Stock

During the six months ended June 30, 2009, Entergy Corporation issued 166,334 shares of its previously repurchased common stock to satisfy stock option exercises and other stock-based awards.

Retained Earnings

On July 31, 2009, Entergy Corporation's Board of Directors declared a common stock dividend of $0.75 per share, payable on September 1, 2009 to holders of record as of August 12, 2009.

Presentation of Non-Controlling Interests

In 2007, the FASB issued SFAS 160, "Non-Controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51," which requires generally that the ownership interests in subsidiaries held by parties other than the parent (non-controlling interests) be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent's equity, and that the amount of consolidated net income attributable to the parent and to the non-controlling interests be clearly identified and presented on the face of the consolidated income statement.  SFAS 160 became effective for Entergy in the first quarter of 2009 and applies to preferred securities issued by Entergy subsidiaries to third parties.

Presentation of Preferred Stock without Sinking Fund

In connection with the adoption of SFAS 160 Entergy evaluated the requirements of EITF Topic No. 98, Classification and Measurement of Redeemable Securities (Topic D-98).  Topic D-98 requires the classification of securities between liabilities and shareholders' equity if the holders of those securities have protective rights that allow them to gain control of the board of directors in certain circumstances.  These rights would have the effect of giving the holders the ability to potentially redeem their securities, even if the likelihood of occurrence of these circumstances is considered remote.  The Entergy Arkansas, Entergy Mississippi and Entergy New Orleans articles of incorporation provide, generally, that the holders of each company's preferred securities may elect a majority of the respective company's board of directors if dividends are not paid for a year, until such time as the dividends in arrears are paid.  In accordance with Topic D-98, Entergy Arkansas, Entergy Mississippi and Entergy New Orleans present their preferred securities outstanding between liabilities and shareholders' equity.  Entergy Gulf States Louisiana and Entergy Louisiana, both organized as limited liability companies, have outstanding preferred securities with similar protective rights with respect to unpaid dividends, but provide for the election of board members that would not constitute a majority of the board; and their preferred securities are therefore classified for all periods presented as a component of members' equity in accordance with SFAS 160.

The outstanding preferred securities of Entergy Arkansas, Entergy Mississippi, Entergy New Orleans, and Entergy Asset Management (whose preferred holders also have protective rights as described in Note 6 to the financial statements in the Form 10-K) are similarly presented between liabilities and shareholders' equity in Entergy's consolidated financial statements and the outstanding preferred securities of Entergy Gulf States Louisiana and Entergy Louisiana are presented within total equity in Entergy's consolidated financial statements.  The preferred dividends paid by all subsidiaries are reflected for all periods presented outside of consolidated net income in accordance with SFAS 160.  The accompanying financial statements do not separately reconcile the beginning and ending balances of preferred securities because there is not a significant net change in the balance of the securities between periods.

NOTE 4.  LINES OF CREDIT, RELATED SHORT-TERM BORROWINGS, AND LONG-TERM DEBT

Entergy Corporation has in place a credit facility that expires in August 2012 and has a borrowing capacity of $3.5 billion.  Entergy Corporation also has the ability to issue letters of credit against the total borrowing capacity of the credit facility.  The facility fee is currently 0.09% of the commitment amount.  Facility fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest

Entergy Corporation and Subsidiaries
Notes to Financial Statements

rate as of June 30, 2009 was 1.597% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of June 30, 2009.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,500	$2,435	$28	$1,037

Entergy Corporation's facility requires it to maintain a consolidated debt ratio of 65% or less of its total capitalization.  Entergy is in compliance with this covenant.  If Entergy fails to meet this ratio, or if Entergy or one of the Utility operating companies (except Entergy New Orleans) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the facility maturity date may occur.

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy Texas each had credit facilities available as of June 30, 2009 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of June 30, 2009

Entergy Arkansas	April 2010	$88 million (b)	5.0%	-
Entergy Gulf States Louisiana	August 2012	$100 million (c)	0.785%	-
Entergy Louisiana	August 2012	$200 million (d)	0.72%	-
Entergy Mississippi	May 2010	$35 million (e)	2.06%	-
Entergy Mississippi	May 2010	$25 million (e)	2.06%	-
Entergy Texas	August 2012	$100 million (f)	0.785%	-

(a)	The interest rate is the weighted average interest rate as of June 30, 2009 that would be applied to the outstanding borrowings under the facility.
(b)
The credit facility requires Entergy Arkansas to maintain a debt ratio of 65% or less of its total capitalization and contains an interest rate floor of 5%.  Borrowings under the Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable.

(c)
The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against the borrowing capacity of the facility.  As of June 30, 2009, no letters of credit were outstanding.  The credit facility requires Entergy Gulf States Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.  Pursuant to the terms of the credit agreement, the amount of debt assumed by Entergy Texas ($699 million as of June 30, 2009 and $770 million as of December 31, 2008) is excluded from debt and capitalization in calculating the debt ratio.

(d)
The credit facility allows Entergy Louisiana to issue letters of credit against the borrowing capacity of the facility.  As of June 30, 2009, no letters of credit were outstanding.  The credit facility requires Entergy Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(e)
Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable.  Entergy Mississippi is required to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(f)
The credit facility allows Entergy Texas to issue letters of credit against the borrowing capacity of the facility.  As of June 30, 2009, no letters of credit were outstanding.  The credit facility requires Entergy Texas to maintain a consolidated debt ratio of 65% or less of its total capitalization.  Pursuant to the terms of the credit agreement, the transition bonds issued by Entergy Gulf States Reconstruction Funding I, LLC, a subsidiary of Entergy Texas, are excluded from debt and capitalization in calculating the debt ratio.

The facility fees on the credit facilities range from 0.09% to 0.15% of the commitment amount.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The short-term borrowings of the Registrant Subsidiaries and certain other Entergy subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits are effective through March 31, 2010 (except Entergy Gulf States Louisiana and Entergy Texas, which are effective through November 8, 2009).  In addition to borrowings from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries' dependence on external short-term borrowings.  Borrowings from the money pool and external borrowings combined may not exceed the FERC-authorized limits.  As of June 30, 2009, Entergy's subsidiaries' aggregate money pool and external short-term borrowings authorized limit was $2.2 billion, the aggregate outstanding borrowing from the money pool was $415 million, and Entergy's subsidiaries had no outstanding short-term borrowing from external sources.

The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings (aggregating both money pool and external short-term borrowings) for the Registrant Subsidiaries as of June 30, 2009:

	Authorized	Borrowings
	(In Millions)

Entergy Arkansas	$250	-
Entergy Gulf States Louisiana	$200	-
Entergy Louisiana	$250	-
Entergy Mississippi	$175	-
Entergy New Orleans	$100	-
Entergy Texas	$200	-
System Energy (a)	$200	-

(a)           In May 2009, 364-day letters of credit in the aggregate amount of approximately $179 million were issued pursuant to System Energy's short-term borrowing authority to the owner participants in System Energy's 1988 sale and leaseback of interests in Grand Gulf.

Entergy Texas Note Payable to Entergy Corporation

In December 2008, Entergy Texas borrowed $160 million from its parent company, Entergy Corporation, under a $300 million revolving credit facility pursuant to an Inter-Company Credit Agreement between Entergy Corporation and Entergy Texas.  The note had a December 3, 2013 maturity date.  Entergy Texas used the proceeds, together with other available corporate funds, to pay at maturity the portion of the $350 million Floating Rate series of First Mortgage Bonds due December 2008 that had been assumed by Entergy Texas, and that bond series is no longer outstanding.  In January 2009, Entergy Texas repaid its $160 million note payable to Entergy Corporation with the proceeds from the bond issuance discussed below.

Debt Issuances

(Entergy Mississippi)

In June 2009, Entergy Mississippi issued $150 million of 6.64% Series First Mortgage Bonds due July 2019.  Entergy Mississippi used the proceeds to repay outstanding borrowings on its credit facilities, to repay short-term borrowings under the Entergy System money pool, and for other general corporate purposes.

(Entergy Texas)

In January 2009, Entergy Texas issued $500 million of 7.125% Series Mortgage Bonds due February 2019. Entergy Texas used a portion of the proceeds to repay its $160 million note payable to Entergy Corporation, to repay the $100 million outstanding on its credit facility, to repay short-term borrowings under the Entergy System money pool, and to repay prior to maturity the following obligations that had been assumed by Entergy Texas under the debt assumption agreement with Entergy Gulf States Louisiana:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Governmental Bonds share assumed under debt assumption agreement:	Amount
(In Thousands)

6.75% Series due 2012, Calcasieu Parish	$22,115
6.7% Series due 2013, Point Coupee Parish	$7,990
7.0% Series due 2015, West Feliciana Parish	$22,400
6.6% Series due 2028, West Feliciana Parish	$18,320

Entergy Texas used the remaining proceeds for other general corporate purposes.

In May 2009, Entergy Texas issued $150 million of 7.875% Series Mortgage Bonds due June 2039.  Entergy Texas intends to use the proceeds to repay on or prior to maturity $100,509,000 of the Floating Rate Series Mortgage Bonds due December 2009 that had been assumed by Entergy Texas under the debt assumption agreement with Entergy Gulf States Louisiana and for other general corporate purposes.  A portion of the net proceeds were used to repay borrowings from the Entergy System money pool and invested in temporary cash investments and the Entergy System money pool.

Fair Value

In the second quarter 2009, Entergy adopted FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (FSP 107-1 and APB 28-1).  FSP 107-1 and APB 28-1 relates to fair value disclosures for all financial instruments not measured on the balance sheet at fair value, and requires these disclosures on a quarterly basis.  The book value and the fair value of the long-term debt for Entergy Corporation and the Registrant Subsidiaries as of June 30, 2009 are as follows:

	Book Value of Long-Term Debt (a)	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)

Entergy	$10,101,963	$10,096,781
Entergy Arkansas	$1,437,814	$1,430,055
Entergy Gulf States Louisiana	$1,976,642	$1,960,959
Entergy Louisiana	$1,139,764	$1,170,861
Entergy Mississippi	$845,267	$834,847
Entergy New Orleans	$198,019	$188,392
Entergy Texas	$1,651,379	$1,681,609
System Energy	$478,074	$445,194

(a)
The values exclude lease obligations of $241 million at Entergy Louisiana and $267 million at System Energy, long-term DOE obligations of $181 million at Entergy Arkansas, and the note payable to NYPA of $200 million at Entergy, and include debt due within one year.

(b)	The fair value is determined using bid prices reported by dealer markets and by nationally recognized investment banking firms.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 5.  STOCK-BASED COMPENSATION

Entergy grants stock options, which are described more fully in Note 12 to the financial statements in the Form 10-K.  Awards under Entergy's plans generally vest over three years.

The following table includes financial information for stock options for the second quarter and six months ended June 30 for each of the years presented:

	2009	2008
	(In Millions)

Compensation expense included in Entergy's Net Income for the second quarter	$4.2	$4.7
Tax benefit recognized in Entergy's Net Income for the second quarter	$1.6	$1.8

Compensation expense included in Entergy's Net Income for the six months ended June 30,	$8.5	$9.1
Tax benefit recognized in Entergy's Net Income for the six months ended June 30,	$3.3	$3.5
Compensation cost capitalized as part of fixed assets and inventory as of June 30,	$1.6	$1.7

Entergy granted 1,084,800 stock options during the first quarter 2009 with a weighted-average fair value of $12.47.  At June 30, 2009, there were 12,028,511 stock options outstanding with a weighted-average exercise price of $67.65.  The aggregate intrinsic value of the stock options outstanding at June 30, 2009 was $118.7 million.

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

Components of Net Pension Cost

Entergy's qualified pension cost, including amounts capitalized, for the second quarters of 2009 and 2008, included the following components:

	2009	2008
	(In Thousands)

Service cost - benefits earned during the period	$22,412	$22,598
Interest cost on projected benefit obligation	54,543	51,646
Expected return on assets	(62,305)	(57,640)
Amortization of prior service cost	1,249	1,266
Amortization of loss	5,600	6,482
Net pension costs	$21,499	$24,352

Entergy's qualified pension cost, including amounts capitalized, for the six months ended June 30, 2009 and 2008, included the following components:

	2009	2008
	(In Thousands)

Service cost - benefits earned during the period	$44,824	$45,196
Interest cost on projected benefit obligation	109,086	103,293
Expected return on assets	(124,610)	(115,279)
Amortization of prior service cost	2,498	2,532
Amortization of loss	11,200	13,416
Net pension costs	$42,998	$49,158

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries' qualified pension cost, including amounts capitalized, for the second quarters of 2009 and 2008, included the following components:

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2009	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,400	$1,748	$1,974	$995	$425	$917	$880
Interest cost on projected
benefit obligation	11,761	5,279	6,940	3,676	1,470	3,935	2,139
Expected return on assets	(12,187)	(7,516)	(8,197)	(4,236)	(1,815)	(5,185)	(2,766)
Amortization of prior service
cost	212	110	119	85	52	80	9
Amortization of loss	1,764	79	703	324	305	43	109
Net pension cost/(income)	$4,950	($300)	$1,539	$844	$437	($210)	$371

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2008	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,584	$1,841	$2,058	$1,063	$445	$968	$930
Interest cost on projected
benefit obligation	11,616	5,047	6,784	3,627	1,415	3,882	1,937
Expected return on assets	(11,765)	(7,165)	(8,134)	(4,075)	(1,839)	(5,047)	(2,452)
Amortization of prior service
cost	223	110	119	90	52	80	9
Amortization of loss	2,303	115	920	485	319	156	90
Net pension cost/(income)	$5,961	($52)	$1,747	$1,190	$392	$39	$514

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries' qualified pension cost, including amounts capitalized, for the six months ended June 30, 2009 and 2008, included the following components:

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2009	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$6,800	$3,496	$3,948	$1,990	$850	$1,834	$1,760
Interest cost on projected
benefit obligation	23,522	10,558	13,880	7,352	2,940	7,870	4,278
Expected return on assets	(24,374)	(15,032)	(16,394)	(8,472)	(3,630)	(10,370)	(5,532)
Amortization of prior service
cost	424	220	238	170	104	160	18
Amortization of loss	3,528	158	1,406	648	610	86	218
Net pension cost/(income)	$9,900	($600)	$3,078	$1,688	$874	($420)	$742

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2008	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$7,168	$3,682	$4,116	$2,126	$890	$1,936	$1,860
Interest cost on projected
benefit obligation	23,232	10,094	13,568	7,254	2,830	7,764	3,874
Expected return on assets	(23,530)	(14,330)	(16,268)	(8,150)	(3,678)	(10,094)	(4,904)
Amortization of prior service
cost	446	220	238	180	104	160	18
Amortization of loss	4,606	230	1,840	970	638	312	180
Net pension cost/(income)	$11,922	($104)	$3,494	$2,380	$784	$78	$1,028

Entergy recognized $4.4 million and $4.3 million in pension cost for its non-qualified pension plans in the second quarters of 2009 and 2008, respectively.  Entergy recognized $8.8 million and $8.5 million in pension cost for its non-qualified pension plans for the six months ended June 30, 2009 and 2008, respectively.
The Registrant Subsidiaries recognized the following pension cost for their non-qualified pension plans in the second quarters of 2009 and 2008:

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy
	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas
	(In Thousands)
Non-Qualified Pension Cost Second Quarter 2009	$99	$97	$6	$43	$20	$185
Non-Qualified Pension Cost Second Quarter 2008	$133	$78	$7	$54	$12	$227

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries recognized the following pension cost for their non-qualified pension plans for the six months ended June 30, 2009 and 2008:

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy
	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas
	(In Thousands)
Non-Qualified Pension Cost Six Months Ended June 30, 2009	$198	$194	$12	$86	$40	$370
Non-Qualified Pension Cost Six Months Ended June 30, 2008	$266	$156	$14	$108	$24	$454

Components of Net Other Postretirement Benefit Cost

Entergy's other postretirement benefit cost, including amounts capitalized, for the second quarters of 2009 and 2008, included the following components:

	2009	2008
	(In Thousands)

Service cost - benefits earned during the period	$11,691	$11,800
Interest cost on APBO	18,816	17,824
Expected return on assets	(5,871)	(7,027)
Amortization of transition obligation	933	957
Amortization of prior service cost	(4,024)	(4,104)
Amortization of loss	4,743	3,890
Net other postretirement benefit cost	$26,288	$23,340

Entergy's other postretirement benefit cost, including amounts capitalized, for the six months ended June 30, 2009 and 2008, included the following components:

	2009	2008
	(In Thousands)

Service cost - benefits earned during the period	$23,382	$23,600
Interest cost on APBO	37,632	35,648
Expected return on assets	(11,742)	(14,054)
Amortization of transition obligation	1,866	1,914
Amortization of prior service cost	(8,048)	(8,208)
Amortization of loss	9,486	7,780
Net other postretirement benefit cost	$52,576	$46,680

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries' other postretirement benefit cost, including amounts capitalized, for the second quarters of 2009 and 2008, included the following components:

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2009	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,765	$1,196	$1,147	$530	$311	$619	$513
Interest cost on APBO	3,759	2,005	2,297	1,173	967	1,490	605
Expected return on assets	(2,143)	-	-	(757)	(684)	(1,556)	(414)
Amortization of transition
obligation	205	60	96	88	416	66	2
Amortization of prior service
cost	(197)	(77)	117	(62)	90	19	(245)
Amortization of loss	2,087	494	553	657	381	799	320
Net other postretirement benefit cost	$5,476	$3,678	$4,210	$1,629	$1,481	$1,437	$781

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2008	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,706	$1,251	$1,099	$514	$295	$606	$513
Interest cost on APBO	3,443	1,917	2,187	1,141	953	1,440	531
Expected return on assets	(2,492)	-	-	(905)	(789)	(1,885)	(511)
Amortization of transition
obligation	205	84	96	88	415	66	2
Amortization of prior service
cost	(197)	146	117	(62)	90	72	(283)
Amortization of loss	1,440	494	677	534	291	357	177
Net other postretirement benefit cost	$4,105	$3,892	$4,176	$1,310	$1,255	$656	$429

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries' other postretirement benefit cost, including amounts capitalized, for the six months ended June 30, 2009 and 2008, included the following components:

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2009	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,530	$2,392	$2,294	$1,060	$622	$1,238	$1,026
Interest cost on APBO	7,518	4,010	4,594	2,346	1,934	2,980	1,210
Expected return on assets	(4,286)	-	-	(1,514)	(1,368)	(3,112)	(828)
Amortization of transition
obligation	410	120	192	176	832	132	4
Amortization of prior service
cost	(394)	(154)	234	(124)	180	38	(490)
Amortization of loss	4,174	988	1,106	1,314	762	1,598	640
Net other postretirement benefit cost	$10,952	$7,356	$8,420	$3,258	$2,962	$2,874	$1,562

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2008	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,412	$2,502	$2,198	$1,028	$590	$1,212	$1,026
Interest cost on APBO	6,886	3,834	4,374	2,282	1,906	2,880	1,062
Expected return on assets	(4,984)	-	-	(1,810)	(1,578)	(3,770)	(1,022)
Amortization of transition
obligation	410	168	192	176	830	132	4
Amortization of prior service
cost	(394)	292	234	(124)	180	144	(566)
Amortization of loss	2,880	988	1,354	1,068	582	714	354
Net other postretirement benefit cost	$8,210	$7,784	$8,352	$2,620	$2,510	$1,312	$858

Employer Contributions

Based on current assumptions, Entergy expects to contribute $132 million to its qualified pension plans in 2009.  Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2009 plan year and beyond, may affect the level of Entergy's pension contributions in the future.  As of the end of July 2009, Entergy had contributed $95 million to its pension plans.  Therefore, Entergy presently anticipates contributing an additional $37 million to fund its qualified pension plans in 2009.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans in 2009:

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Expected 2009 pension contributions	$24,635	$6,279	$7,623	$5,806	$1,107	$3,577	$4,734
Pension contributions made through July 2009	$16,194	$3,428	$4,370	$3,731	$509	$2,325	$3,226
Remaining estimated pension contributions to be made in 2009	$8,441	$2,851	$3,253	$2,075	$598	$1,252	$1,508

Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act)

Based on actuarial analysis, the estimated impact of future Medicare subsidies reduced the December 31, 2008 Accumulated Postretirement Benefit Obligation (APBO) by $187 million, and reduced the second quarter 2009 and 2008 other postretirement benefit cost by $6.0 million and $6.2 million, respectively.  It reduced the six months ended June 30, 2009 and 2008 other postretirement benefit cost by $12.0 million and $12.4 million, respectively.  In the second quarter 2009, Entergy received $0.1 million in Medicare subsidies for prescription drug claims.  In the six months ended June 30, 2009, Entergy received $1.1 million in Medicare subsidies for prescription drug claims.

Based on actuarial analysis, the estimated impact of future Medicare subsidies reduced the December 31, 2008 APBO and the second quarters 2009 and 2008 other postretirement benefit cost and the six months ended June 30, 2009 and 2008 other postretirement benefit cost for the Registrant Subsidiaries as follows:

		Entergy			Entergy
	Entergy	Gulf States	Entergy	Entergy	New	Entergy	System
	Arkansas	Louisiana	Louisiana	Mississippi	Orleans	Texas	Energy
	(In Thousands)
Reduction in 12/31/2008 APBO	($40,610)	($19,650)	($22,222)	($13,280)	($9,135)	($14,961)	($6,628)
Reduction in second quarter 2009
other postretirement benefit cost	($1,235)	($814)	($695)	($391)	($261)	($240)	($231)
Reduction in second quarter 2008
other postretirement benefit cost	($1,266)	($876)	($706)	($406)	($279)	($263)	($236)
Reduction in six months ended
June 30, 2009 other
postretirement benefit cost	($2,470)	($1,628)	($1,390)	($782)	($522)	($480)	($462)
Reduction in six months ended
June 30, 2008 other
postretirement benefit cost	($2,532)	($1,752)	($1,412)	($812)	($558)	($526)	($472)
Medicare subsidies received in the
second quarter 2009	$30	$18	$19	$11	$11	$14	$2
Medicare subsidies received in the
six months ended June 30, 2009	$256	$162	$168	$84	$97	$105	$25

For further information on the Medicare Act refer to Note 11 to the financial statements in the Form 10-K.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 7.  BUSINESS SEGMENT INFORMATION

Entergy Corporation

Entergy's reportable segments as of June 30, 2009 are Utility and Non-Utility Nuclear.  Utility generates, transmits, distributes, and sells electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and provides natural gas utility service in portions of Louisiana.  Non-Utility Nuclear owns and operates six nuclear power plants and is primarily focused on selling electric power produced by those plants to wholesale customers.  "All Other" includes the parent company, Entergy Corporation, and other business activity, including the non-nuclear wholesale assets business, and earnings on the proceeds of sales of previously-owned businesses.

Entergy's segment financial information for the second quarters of 2009 and 2008 is as follows:
	Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)
2009
Operating revenues	$1,947,831	$544,929	$34,589	($6,560)	$2,520,789
Equity in earnings of unconsolidated equity affiliates	$-	$-	$1,369	$-	$1,369
Income taxes (benefit)	$104,700	$35,959	($50,018)	$-	$90,641
Consolidated net income	$151,575	$80,211	$18,384	($18,359)	$231,811

2008
Operating revenues	$2,579,303	$609,730	$82,088	($6,850)	$3,264,271
Equity in loss of unconsolidated
equity affiliates	$-	$-	($2,572)	$-	($2,572)
Income taxes (benefit)	$112,421	$83,902	($13,311)	$-	$183,012
Consolidated net income (loss)	$164,023	$143,616	($31,710)	$-	$275,929

Entergy's segment financial information for the six months ended June 30, 2009 and 2008 is as follows:
	Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)
2009
Operating revenues	$4,050,037	$1,201,116	$72,331	($13,583)	$5,309,901
Equity in loss of unconsolidated
equity affiliates	$-	$-	($1,758)	$-	($1,758)
Income taxes (benefit)	$178,163	$138,036	($62,513)	$-	$253,686
Consolidated net income (loss)	$267,544	$261,092	($19,774)	($36,718)	$472,144
Total assets	$29,010,123	$8,316,584	$1,162,840	($2,004,327)	$36,485,220

2008
Operating revenues	$4,715,633	$1,290,215	$136,889	($13,732)	$6,129,005
Equity in loss of unconsolidated
equity affiliates	$-	$-	($3,501)	$-	($3,501)
Income taxes (benefit)	$196,664	$208,875	($29,524)	$-	$376,015
Consolidated net income (loss)	$285,503	$365,314	($61,141)	$-	$589,676
Total assets	$26,807,661	$7,326,735	$1,984,560	($1,425,615)	$34,693,341

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Businesses marked with * are sometimes referred to as the "competitive businesses," with the exception of the parent company, Entergy Corporation.  Eliminations are primarily intersegment activity.  Almost all of Entergy's goodwill is related to the Utility segment.

Registrant Subsidiaries

The Registrant Subsidiaries have one reportable segment, which is an integrated utility business, except for System Energy, which is an electricity generation business.  The Registrant Subsidiaries' operations are managed on an integrated basis because of the substantial effect of cost-based rates and regulatory oversight on the business process, cost structures, and operating results.

NOTE 8.  RISK MANAGEMENT AND FAIR VALUES

Market and Commodity Risks

In the normal course of business, Entergy is exposed to a number of market and commodity risks.  Market risk is the potential loss that Entergy may incur as a result of changes in the market or fair value of a particular instrument or commodity.  All financial and commodity-related instruments, including derivatives, are subject to market risk.  Entergy is subject to a number of commodity and market risks, including:

Type of Risk	Affected Businesses

Power price risk	Utility, Non-Utility Nuclear, Non-nuclear wholesale assets
Fuel price risk	Utility, Non-Utility Nuclear, Non-nuclear wholesale assets
Foreign currency exchange rate risk	Utility, Non-Utility Nuclear, Non-nuclear wholesale assets
Equity price and interest rate risk - investments	Utility, Non-Utility Nuclear

Entergy manages a portion of these risks using derivative instruments, some of which are classified as cash flow hedges due to their financial settlement provisions while others are classified as normal purchase/normal sales transactions due to their physical settlement provisions.  Normal purchase/normal sale risk management tools include long-term power purchase and sales agreements and fuel purchase agreements, capacity contracts, and tolling agreements.  Financially-settled cash flow hedges can include natural gas and electricity futures, forwards, swaps, and options; foreign currency forwards; and interest rate swaps.  Entergy enters into derivatives only to manage natural risks inherent in its physical or financial assets or liabilities.

Entergy manages fuel price risk for its Louisiana jurisdictions (Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy New Orleans) and Entergy Mississippi primarily through the purchase of short-term swaps.  These swaps are marked-to-market with offsetting regulatory assets or liabilities.  The notional volumes of these swaps are based on a portion of projected annual purchases of gas for electric generation and projected winter purchases for gas distribution at Entergy Gulf States Louisiana and Entergy New Orleans.

Entergy's exposure to market risk is determined by a number of factors, including the size, term, composition, and diversification of positions held, as well as market volatility and liquidity.  For instruments such as options, the time period during which the option may be exercised and the relationship between the current market price of the underlying instrument and the option's contractual strike or exercise price also affects the level of market risk.  A significant factor influencing the overall level of market risk to which Entergy is exposed is its use of hedging techniques to mitigate such risk.  Entergy manages market risk by actively monitoring compliance with stated risk management policies as well as monitoring the effectiveness of its hedging policies and strategies.  Entergy's risk management policies limit the amount of total net exposure and rolling net exposure during the stated periods.  These policies, including related risk limits, are regularly assessed to ensure their appropriateness given Entergy's objectives.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Hedging Derivatives

Effective January 1, 2009, Entergy adopted Statement of Financial Accounting Standards No. 161 "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161), which requires enhanced disclosures about an entity's derivative and hedging activities.  The fair values of Entergy's derivative instruments in the consolidated balance sheet as of June 30, 2009 are as follows:

Instrument	Balance Sheet Location	Fair Value	Business

Derivatives designated as hedging instruments under FASB 133
Assets:
Electricity futures, forwards, and swaps	Prepayments and other (current portion)	$208 million	Non-Utility Nuclear

Electricity futures, forwards, and swaps	Other deferred debits and other assets (non-current portion)	$105 million	Non-Utility Nuclear

Derivatives not designated as hedging instruments under FASB 133
Liabilities:
Natural gas futures, forwards, and swaps	Other current liabilities	$53 million	Utility

The effect of Entergy's derivative instruments designated as cash flow hedges on the consolidated statements of income for the three months ended June 30, 2009 is as follows:

Instrument	Amount of gain (loss) recognized in OCI (effective portion)	Statement of Income location	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)

Electricity futures, forwards, and swaps	$36 million	Competitive businesses operating revenues	$76 million

The effect of Entergy's derivative instruments designated as cash flow hedges on the consolidated statements of income for the six months ended June 30, 2009 is as follows:

Instrument	Amount of gain (loss) recognized in OCI (effective portion)	Statement of Income location	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)

Electricity futures, forwards, and swaps	$237 million	Competitive businesses operating revenues	$133 million

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Electricity over-the-counter swaps that financially settle against day-ahead power pool prices are used to manage price exposure for Non-Utility Nuclear generation.  Based on market prices as of June 30, 2009, cash flow hedges relating to power sales totaled $313 million of gross gains, of which approximately $208 million are expected to be reclassified from accumulated other comprehensive income (OCI) to operating revenues in the next twelve months.  The actual amount reclassified from accumulated OCI, however, could vary due to future changes in market prices.  Gains totaling approximately $76 million and $133 million were realized on the maturity of cash flow hedges for the three months ended June 30, 2009 and for the six months ended June 30, 2009, respectively.  Unrealized gains or losses recorded in OCI result from hedging power output at the Non-Utility Nuclear power plants.  The related gains or losses from hedging power are included in operating revenues when realized.  The maximum length of time over which Entergy is currently hedging the variability in future cash flows for forecasted power transactions at June 30, 2009 is approximately four years.  Planned generation sold forward from Non-Utility Nuclear power plants as of June 30, 2009 is 87% for the remaining two quarters of 2009 of which approximately one-third is sold under financial hedges and the remainder under normal purchase/sale contracts.  The ineffective portion of the change in the value of Entergy's cash flow hedges during the three and six months ended June 30, 2009 and 2008 was insignificant.  Credit support for these power cash flow hedges are covered by diverse master agreements, some of which require collateralization based on mark-to-market value while others do not require such collateralization.  As of June 30, 2009, Non-Utility Nuclear was not required to post any collateral due to the fact that these cash flow hedges were in-the-money and were thus recorded as assets.

Natural gas over-the-counter swaps that financially settle against NYMEX futures are used to manage fuel price risk for the Utility's Louisiana and Mississippi customers.  All benefits or costs of the program are recorded in fuel costs.  The total volume of natural gas swaps outstanding as of June 30, 2009 is 37,490,000 MMBtu for Entergy, 9,180,000 MMBtu for Entergy Gulf States Louisiana, 15,290,000 MMBtu for Entergy Louisiana, 9,150,000 MMBtu for Entergy Mississippi, and 3,870,000 for Entergy New Orleans.  Credit support for these natural gas swaps are covered by master agreements that do not require collateralization based on mark-to-market value but do carry material adverse change clauses that may lead to collateralization requests.  The effect of Entergy's derivative instruments not designated as hedging instruments on the consolidated statements of income for the three months ended June 30, 2009 is as follows:

Instrument	Statement of Income Location	Amount of gain (loss) recorded in income

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$38 million

The effect of Entergy's derivative instruments not designated as hedging instruments on the consolidated statements of income for the six months ended June 30, 2009 is as follows:

Instrument	Statement of Income Location	Amount of gain (loss) recorded in income

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$14 million

Due to regulatory treatment, the natural gas swaps are marked to market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as offsetting regulatory assets or liabilities.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of the Registrant Subsidiaries' derivative instruments in their balance sheets as of June 30, 2009 are as follows:

Instrument	Balance Sheet Location	Fair Value	Registrant

Derivatives not designated as hedging instruments under FASB 133
Liabilities:
Natural gas swaps	Gas hedge contracts	$12.2 million	Entergy Gulf States Louisiana
Natural gas swaps	Gas hedge contracts	$23.5 million	Entergy Louisiana
Natural gas swaps	Gas hedge contracts	$15.4 million	Entergy Mississippi
Natural gas swaps	Other current liabilities	$1.6 million	Entergy New Orleans

    The effects of the Registrant Subsidiaries' derivative instruments not designated as hedging instruments on their statements of income for the three months ended June 30, 2009 are as follows:

Instrument	Statement of Income Location	Amount of gain (loss) recorded in income	Registrant

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$10.7 million	Entergy Gulf States Louisiana

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$16.4 million	Entergy Louisiana

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$11.6 million	Entergy Mississippi

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.3) million	Entergy New Orleans

The effects of the Registrant Subsidiaries' derivative instruments not designated as hedging instruments on their statements of income for the six months ended June 30, 2009 are as follows:

Instrument	Statement of Income Location	Amount of gain (loss) recorded in income	Registrant

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$8.0 million	Entergy Gulf States Louisiana

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$3.2 million	Entergy Louisiana

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.2 million	Entergy Mississippi

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$2.7 million	Entergy New Orleans

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Fair Values

The estimated fair values of Entergy's financial instruments and derivatives are determined using bid prices and market quotes.  Considerable judgment is required in developing the estimates of fair value.  Therefore, estimates are not necessarily indicative of the amounts that Entergy could realize in a current market exchange.  Gains or losses realized on financial instruments held by regulated businesses may be reflected in future rates and therefore do not accrue to the benefit or detriment of shareholders.  Entergy considers the carrying amounts of most financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments.  Effective January 1, 2008, Entergy and the Registrant Subsidiaries adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  SFAS 157 generally does not require any new fair value measurements.  However, in some cases, the application of SFAS 157 in the future may change Entergy's and the Registrant Subsidiaries' practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements.

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

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy establishes the highest priority for unadjusted market quotes in an active market for the identical asset or liability and the lowest priority for unobservable inputs.  The three levels of fair value hierarchy defined in SFAS 157 are as follows:

•
Level 1 - Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  Level 1 primarily consists of individually owned common stocks, cash equivalents, debt instruments, and gas hedge contracts.

•
Level 2 - Level 2 inputs are inputs other than quoted prices included in Level 1 that are, either directly or indirectly, observable for the asset or liability at the measurement date.  Level 2 inputs include the following:

-	quoted prices for similar assets or liabilities in active markets;
-	quoted prices for identical assets or liabilities in inactive markets;
-	inputs other than quoted prices that are observable for the asset or liability; or
-	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 2 consists primarily of individually owned debt instruments or shares in common trusts.

•
Level 3 - Level 3 inputs are pricing inputs that are generally less observable or unobservable from objective sources.  These inputs are used with internally developed methodologies to produce management's best estimate of fair value for the asset or liability.  Level 3 consists primarily of derivative power contracts used as cash flow hedges of power sales at merchant power plants.

The values for the cash flow hedges that are recorded as derivative contract assets or liabilities are based on both observable inputs including public market prices and unobservable inputs such as model-generated prices for longer-term markets and are classified as Level 3 assets and liabilities.  The amounts reflected as the fair value of derivative assets or liabilities are based on the estimated amount that the contracts are in-the-money at the balance sheet date (treated as an asset) or

Entergy Corporation and Subsidiaries
Notes to Financial Statements

out-of-the-money at the balance sheet date (treated as a liability) and would equal the estimated amount receivable or payable by Entergy if the contracts were settled at that date.  These derivative contracts include cash flow hedges that swap fixed for floating cash flows for sales of the output from Entergy's Non-Utility Nuclear business.  The fair values are based on the mark-to-market comparison between the fixed contract prices and the floating prices determined each period from a combination of quoted forward power market prices for the period for which such curves are available, and model-generated prices using quoted forward gas market curves and estimates regarding heat rates to convert gas to power and the costs associated with the transportation of the power from the plants' bus bar to the contract's point of delivery, generally a power market hub, for the period thereafter.   The difference between the fixed price in the swap contract and these market-related prices multiplied by the volume specified in the contract and discounted at the counterparties' credit adjusted risk free rate are recorded as derivative contract assets or liabilities.  All of the $313 million of cash flow hedges at June 30, 2009 are in-the-money contracts with counterparties who are all currently investment grade.

Effective January 1, 2009, Entergy adopted FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP 157-4), which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset and liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly.  The adoption of FSP 157-4 had no impact on net income or total equity.

The following table sets forth, by level within the fair value hierarchy established by SFAS 157, Entergy's assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2009.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,206	$-	$-	$1,206
Decommissioning trust funds:
Equity securities	182	1,304	-	1,486
Debt securities	382	1,026	-	1,408
Power contracts	-	-	313	313
Securitization recovery trust account	9	-	-	9
Other investments	39	-	-	39
	$1,818	$2,330	$313	$4,461

Liabilities:
Gas hedge contracts	$53	$-	$-	$53

The following table sets forth a reconciliation of changes in the assets (liabilities) for the fair value of derivatives classified as Level 3 in the SFAS 157 fair value hierarchy for the three months ended June 30, 2009:

	2009	2008
	(In Millions)

Balance as of beginning of period	$351	($288)

Price changes (unrealized gains/losses)	36	(480)
Originated	2	(3)
Settlements	(76)	37

Balance as of June 30	$313	($734)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the assets (liabilities) for the fair value of derivatives classified as Level 3 in the SFAS 157 fair value hierarchy for the six months ended June 30, 2009:

	2009	2008
	(In Millions)

Balance as of January 1	$207	($12)

Price changes (unrealized gains/losses)	237	(676)
Originated	2	(77)
Settlements	(133)	31

Balance as of June 30	$313	($734)

The following table sets forth, by level within the fair value hierarchy established by SFAS 157, the Registrant Subsidiaries' assets that are accounted for at fair value on a recurring basis as of June 30, 2009.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total
	(In Millions)
Entergy Arkansas:
Assets:
Temporary cash investments	$79.7	$-	$-	$79.7
Decommissioning trust funds:
Equity securities	3.3	160.6	-	163.9
Debt securities	19.3	213.8	-	233.1
	$102.3	$374.4	$-	$476.7
Entergy Gulf States Louisiana:
Assets:
Temporary cash investments	$67.0	$-	$-	$67.0
Decommissioning trust funds:
Equity securities	1.5	130.2	-	131.7
Debt securities	21.5	158.8	-	180.3
	$90.0	$289.0	$-	$379.0

Liabilities:
Gas hedge contracts	$12.2	$-	$-	$12.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana:
Assets:
Temporary cash investments	$72.5	$-	$-	$72.5
Decommissioning trust funds:
Equity securities	7.1	89.0	-	96.1
Debt securities	43.9	45.1	-	89.0
Other investments	0.8	-	-	0.8
	$124.3	$134.1	$-	$258.4

Liabilities:
Gas hedge contracts	$23.5	$-	$-	$23.5

Entergy Mississippi:
Assets:
Temporary cash investments	$42.0	$-	$-	$42.0
Other investments	31.9	-	-	31.9
	$73.9	$-	$-	$73.9

Liabilities:
Gas hedge contracts	$15.4	$-	$-	$15.4

Entergy New Orleans:
Assets:
Temporary cash investments	$121.6	$-	$-	$121.6
Other investments	6.2	-	-	6.2
	$127.8	$-	$-	$127.8

Liabilities:
Gas hedge contracts	$1.6	$-	$-	$1.6

Entergy Texas:
Assets:
Temporary cash investments	$75.3	$-	$-	$75.3
Securitization recovery trust account	9.1	-	-	9.1
	$84.4	$-	$-	$84.4

System Energy:
Assets:
Temporary cash investments	$91.1	$-	$-	$91.1
Decommissioning trust funds:
Equity securities	2.1	143.9	-	146.0
Debt securities	56.5	78.4	-	134.9
	$149.7	$222.3	$-	$372.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 9.  DECOMMISSIONING TRUST FUNDS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

Entergy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The NRC requires Entergy to maintain trusts to fund the costs of decommissioning ANO 1, ANO 2, River Bend, Waterford 3, Grand Gulf, Pilgrim, Indian Point 1 and 2, Vermont Yankee, and Palisades (NYPA currently retains the decommissioning trusts and liabilities for Indian Point 3 and FitzPatrick).  The funds are invested primarily in equity securities; fixed-rate, fixed-income securities; and cash and cash equivalents.

Entergy applies the provisions of SFAS 115, "Accounting for Investments for Certain Debt and Equity Securities," in accounting for investments in decommissioning trust funds.  As a result, Entergy records the decommissioning trust funds on the balance sheet at their fair value.  Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets.  For the nonregulated portion of River Bend, Entergy Gulf States Louisiana has recorded an offsetting amount of unrealized gains/(losses) in other deferred credits/debits.  Decommissioning trust funds for Pilgrim, Indian Point 1 and 2, Vermont Yankee, and Palisades do not receive regulatory treatment.  Accordingly, unrealized gains recorded on the assets in these trust funds are recognized in the accumulated other comprehensive income component of common shareholders' equity because these assets are classified as available for sale.  Unrealized losses (where cost exceeds fair market value) on the assets in these trust funds are also recorded in the accumulated other comprehensive income component of common shareholders' equity unless the unrealized loss is other-than-temporary and therefore recorded in earnings.  Entergy records realized gains and losses on its debt and equity securities generally using the specific identification method to determine the cost basis of its securities.

The securities held at June 30, 2009 and December 31, 2008 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2009
Equity Securities	$1,487	$106	$88
Debt Securities	1,407	54	12
Total	$2,894	$160	$100

2008
Equity Securities	$1,436	$85	$177
Debt Securities	1,396	77	21
Total	$2,832	$162	$198

The amortized cost of debt securities was $1,365 million and $1,340 million at June 30, 2009 and December 31, 2008, respectively.  The debt securities have an average coupon rate of approximately 4.89%, an average duration of approximately 5.12 years, and an average maturity of approximately 8.4 years.  The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor's 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows at June 30, 2009:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$302	$49	$278	$7
More than 12 months	77	39	67	5
Total	$379	$88	$345	$12

The unrealized losses in excess of twelve months above relate to Entergy's Utility operating companies and System Energy.

The fair value of debt securities, summarized by contractual maturities, at June 30, 2009 and December 31, 2008 are as follows:

	2009	2008
	(In Millions)
less than 1 year	$11	$21
1 year - 5 years	634	526
5 years - 10 years	435	490
10 years - 15 years	107	146
15 years - 20 years	54	52
20 years+	166	161
Total	$1,407	$1,396

During the three months ended June 30, 2009 and 2008, proceeds from the dispositions of securities amounted to $699 million and $491 million, respectively.  During the three months ended June 30, 2009 and 2008, gross gains of $16 million and $8 million, respectively, and gross losses of $10 million and $3 million, respectively, were either reclassified out of other comprehensive income into earnings or recorded into earnings.

During the six months ended June 30, 2009 and 2008, proceeds from the dispositions of securities amounted to $1,282 million and $748 million, respectively.  During the six months ended June 30, 2009 and 2008, gross gains of $30 million and $14 million, respectively, and gross losses of $26 million and $5 million, respectively, were either reclassified out of other comprehensive income into earnings or recorded into earnings.

Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held at June 30, 2009 and December 31, 2008 are summarized as follows:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2009
Equity Securities	$163.8	$32.4	$11.2
Debt Securities	233.1	10.8	1.8
Total	$396.9	$43.2	$13.0

2008
Equity Securities	$165.6	$31.7	$13.7
Debt Securities	224.9	12.8	2.4
Total	$390.5	$44.5	$16.1

The amortized cost of debt securities was $224.1 million and $214.5 million as of June 30, 2009 and December 31, 2008, respectively.  The debt securities have an average coupon rate of approximately 4.77%, an average duration of approximately 4.93 years, and an average maturity of approximately 6.1 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor's 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows at June 30, 2009:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$44.1	$6.7	$23.0	$1.3
More than 12 months	9.6	4.5	18.8	0.5
Total	$53.7	$11.2	$41.8	$1.8

The fair value of debt securities, summarized by contractual maturities, at June 30, 2009 and December 31, 2008 are as follows:

	2009	2008
	(In Millions)

less than 1 year	$2.1	$2.0
1 year - 5 years	122.3	127.0
5 years - 10 years	95.6	93.9
10 years - 15 years	2.6	2.0
15 years - 20 years	4.0	-
20 years+	6.5	-
Total	$233.1	$224.9

During the three months ended June 30, 2009 and 2008, proceeds from the dispositions of securities amounted to $21.9 million and $81.5 million, respectively.  During the three months ended June 30, 2009 and 2008, gross gains of $0.1 million and $2.4 million, respectively, and gross losses of $0.4 million and $0.1 million, respectively, were recorded in earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

During the six months ended June 30, 2009 and 2008, proceeds from the dispositions of securities amounted to $51.7 million and $104.9 million, respectively.  During the six months ended June 30, 2009 and 2008, gross gains of $0.2 million and $2.7 million, respectively, and gross losses of $1.2 million and $0.4 million, respectively, were recorded in earnings.

Entergy Gulf States Louisiana

Entergy Gulf States Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held at June 30, 2009 and December 31, 2008 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2009
Equity Securities	$131.6	$5.3	$22.6
Debt Securities	180.4	8.1	1.0
Total	$312.0	$13.4	$23.6

2008
Equity Securities	$132.3	$4.6	$24.5
Debt Securities	170.9	8.7	3.3
Total	$303.2	$13.3	$27.8

The amortized cost of debt securities was $173.3 million and $165.5 million as of June 30, 2009 and December 31, 2008, respectively.  The debt securities have an average coupon rate of approximately 4.92%, an average duration of approximately 6.09 years, and an average maturity of approximately 9.4 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor's 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows at June 30, 2009:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$93.2	$17.0	$8.4	$0.3
More than 12 months	11.0	5.6	11.6	0.7
Total	$104.2	$22.6	$20.0	$1.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, at June 30, 2009 and December 31, 2008 are as follows:

	2009	2008
	(In Millions)

less than 1 year	$5.7	$6.5
1 year - 5 years	37.3	36.5
5 years - 10 years	73.3	75.7
10 years - 15 years	43.9	36.0
15 years - 20 years	12.0	8.7
20 years+	8.2	7.5
Total	$180.4	$170.9

During the three months ended June 30, 2009 and 2008, proceeds from the dispositions of securities amounted to $9.9 million and $15.3 million, respectively.  During the three months ended June 30, 2009 and 2008, gross gains of $0.1 million and $0.2 million, respectively, and gross losses of $0.4 million and $0.09 million, respectively, were recorded in earnings.

During the six months ended June 30, 2009 and 2008, proceeds from the dispositions of securities amounted to $33.7 million and $26.3 million, respectively.  During the six months ended June 30, 2009 and 2008, gross gains of $0.9 million and $0.4 million, respectively, and gross losses of $0.5 million and $0.1 million, respectively, were recorded in earnings.

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held at June 30, 2009 and December 31, 2008 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2009
Equity Securities	$96.1	$5.2	$15.5
Debt Securities	89.0	3.7	1.6
Total	$185.1	$8.9	$17.1

2008
Equity Securities	$93.3	$3.9	$17.2
Debt Securities	87.6	7.1	1.6
Total	$180.9	$11.0	$18.8

The amortized cost of debt securities was $87.0 million and $82.1 million as of June 30, 2009 and December 31, 2008, respectively.  The debt securities have an average coupon rate of approximately 4.07%, an average duration of approximately 4.97 years, and an average maturity of approximately 10.0 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor's 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows at June 30, 2009:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$43.8	$8.6	$25.5	$1.0
More than 12 months	13.5	6.9	4.2	0.6
Total	$57.3	$15.5	$29.7	$1.6

The fair value of debt securities, summarized by contractual maturities, at June 30, 2009 and December 31, 2008 are as follows:

	2009	2008
	(In Millions)

less than 1 year	$0.3	$1.2
1 year - 5 years	32.9	33.4
5 years - 10 years	23.8	21.4
10 years - 15 years	11.5	10.5
15 years - 20 years	5.2	6.8
20 years+	15.3	14.3
Total	$89.0	$87.6

During the three months ended June 30, 2009 and 2008, proceeds from the dispositions of securities amounted to $23.3 million and $4.3 million, respectively.  During the three months ended June 30, 2009 and 2008, gross gains of $1.1 million and $0.01 million, respectively, and gross losses of $0.3 million and $0.08 million, respectively, were recorded in earnings.

During the six months ended June 30, 2009 and 2008, proceeds from the dispositions of securities amounted to $33.5 million and $9.3 million, respectively.  During the six months ended June 30, 2009 and 2008, gross gains of $1.5 million and $0.02 million, respectively, and gross losses of $0.4 million and $0.1 million, respectively, were recorded in earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held at June 30, 2009 and December 31, 2008 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2009
Equity Securities	$147.7	$4.5	$34.0
Debt Securities	133.2	2.0	1.6
Total	$280.9	$6.5	$35.6

2008
Equity Securities	$127.8	$2.0	$36.3
Debt Securities	141.0	6.9	3.9
Total	$268.8	$8.9	$40.2

The amortized cost of debt securities was $132.7 million and $138.0 million as of June 30, 2009 and December 31, 2008, respectively.  The debt securities have an average coupon rate of approximately 4.40%, an average duration of approximately 4.67 years, and an average maturity of approximately 7.7 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor's 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows at June 30, 2009:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$59.8	$12.6	$46.6	$0.8
More than 12 months	43.1	21.4	7.1	0.8
Total	$102.9	$34.0	$53.7	$1.6

The fair value of debt securities, summarized by contractual maturities, at June 30, 2009 and December 31, 2008 are as follows:

	2009	2008
	(In Millions)

less than 1 year	$0.2	$2.0
1 year - 5 years	83.5	48.0
5 years - 10 years	30.2	44.0
10 years - 15 years	0.4	10.0
15 years - 20 years	0.8	1.2
20 years+	18.1	35.8
Total	$133.2	$141.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

During the three months ended June 30, 2009 and 2008, proceeds from the dispositions of securities amounted to $170.1 million and $141.5 million, respectively.  During the three months ended June 30, 2009 and 2008, gross gains of $0.7 million and $1.5 million, respectively, and gross losses of $3.9 million and $0.7 million, respectively, were recorded in earnings.

During the six months ended June 30, 2009 and 2008, proceeds from the dispositions of securities amounted to $322.0 million and $176.5 million, respectively.  During the six months ended June 30, 2009 and 2008, gross gains of $3.7 million and $2.3 million, respectively, and gross losses of $6.3 million and $1.3 million, respectively, were recorded in earnings.

Other-than-temporary impairments and unrealized gains and losses

Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy evaluate these unrealized losses at the end of each period to determine whether an other than temporary impairment has occurred.  Effective January 1, 2009, Entergy adopted FSP FAS 115-2, "Recognition and Presentation of Other-Than-Temporary Impairments".  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary-impairment shall have been considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  For debt securities held as of January 1, 2009 for which an other-than-temporary impairment had previously been recognized but for which assessment under the new guidance indicates this impairment is temporary, Entergy recorded an adjustment to its opening balance of retained earnings of $11.3 million ($6.4 million net-of-tax). Entergy did not have any material other than temporary impairments relating to credit losses on debt securities for the six months ended June 30, 2009.  The assessment of whether an investment in an equity security has suffered an other than temporary impairment continues to be based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy's trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments. Non-Utility Nuclear recorded charges to other income of $69 million and $85 million in the three and six months ended June 30, 2009, respectively, resulting from the recognition of the other than temporary impairment of certain equity securities held in its decommissioning trust funds.

NOTE 10.  INCOME TAXES

Income Tax Audits and Litigation

See Note 3 to the financial statements in the Form 10-K for a discussion of tax proceedings.

NOTE 11.  NEW ACCOUNTING PRONOUNCEMENTS

In December 2008 the FASB issued FSP FAS 132(R)-1 "Employers' Disclosures about Postretirement Benefit Plan Assets" (FSP 132(R)-1) which requires enhanced disclosures about plan assets of defined benefit pension and other postretirement plans including disclosure of each major category of plan assets using the fair value hierarchy and concentrations of risk within plan assets.  FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009.

In June 2009 the FASB issued Statement of Financial Accounting Standards 167, "Amendments to FASB Interpretation No. 46R (FIN 46R)" (SFAS 167).  FIN 46R is entitled "Consolidation of Variable Interest Entities".  SFAS 167 amends FIN 46R to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

entity or (2) the right to receive benefits from the entity.  SFAS 167 also requires additional disclosures on an interim and annual basis about an enterprise's involvement in variable interest entities. The standard will be effective for Entergy in the first quarter of 2010.  Entergy does not expect the adoption of SFAS 167 to have a material effect on its financial position, results of operations, or cash flows.

__________________________________

In the opinion of the management of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas and System Energy, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals and reclassification of previously reported amounts to conform to current classifications) necessary for a fair statement of the results for the interim periods presented.  The business of the Registrant Subsidiaries is subject to seasonal fluctuations, however, with the peak periods occurring during the third quarter.  The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2009, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually "Registrant" and collectively the "Registrants") management, including their respective Chief Executive Officers (CEO) and Chief Financial Officers (CFO).  The evaluations assessed the effectiveness of the Registrants' disclosure controls and procedures.  Based on the evaluations, each CEO and CFO has concluded that, as to the Registrant or Registrants for which they serve as CEO or CFO, the Registrant's or Registrants' disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant's or Registrants' disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant's or Registrants' management, including their respective CEOs and CFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of the Registrants' management, including their respective CEOs and CFOs, the Registrants evaluated changes in internal control over financial reporting that occurred during the quarter ended June 30, 2009 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2009 Compared to Second Quarter 2008

Net income decreased $11.1 million primarily due to higher other operation and maintenance expenses, higher depreciation and amortization expenses, higher nuclear refueling outage expenses, higher interest expense, and a higher effective income tax rate.  The decrease was partially offset by lower taxes other than income taxes.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net income decreased $17.7 million primarily due to higher depreciation and amortization expenses, higher other operation and maintenance expenses, higher nuclear refueling outage expenses, higher interest expense, and a higher effective income tax rate.  The decrease was partially offset by higher net revenue.

Net Revenue

Second Quarter 2009 Compared to Second Quarter 2008

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the second quarter 2009 to the second quarter 2008.

Amount
(In Millions)

2008 net revenue	$279.9
Purchased power capacity	5.6
Storm cost recovery	3.9
Net wholesale revenue	(3.6)
Other	(3.2)
2009 net revenue	$282.6

The purchased power capacity variance is primarily due to lower purchased power capacity charges.

The storm cost recovery variance is due to the recovery of 2008 extraordinary storm costs as approved by the APSC, effective January 2009.  The recovery of 2008 extraordinary storm costs is discussed in Note 2 to the financial statements in the Form 10-K.

The net wholesale revenue variance is primarily due to higher allocation of fuel to wholesale customers coupled with lower gains on substitute energy.

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to:

•	a decrease of $48.5 million in gross wholesale revenue due to a decrease in the average price of energy available for resale sales; and
•
a decrease of $20.4 million in fuel cost recovery revenues due to a change in the energy cost recovery rider effective April 2009 and decreased usage.  See Note 2 to the financial statements for a discussion of the energy cost recovery rider filing.

Fuel and purchased power expenses decreased primarily due to a decrease in the average market price of purchased power.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2009 to the six months ended June 30, 2008.

Amount
(In Millions)

2008 net revenue	$528.1
Storm cost recovery	9.6
Purchased power capacity	9.2
Retail electric price	6.0
Volume/weather	(5.5)
Other	(4.9)
2009 net revenue	$542.5

The storm cost recovery variance is due to the recovery of 2008 extraordinary storm costs as approved by the APSC, effective January 2009.  The recovery of 2008 extraordinary storm costs is discussed in Note 2 to the financial statements in the Form 10-K.

The purchased power capacity variance is primarily due to lower purchased power capacity charges.

The retail electric price variance is primarily due to the implementation of the capacity acquisition rider.

The volume/weather variance is primarily due to a 14.1% volume decrease in industrial sales primarily in the mid to small customer class.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to a decrease of $72.3 million in gross wholesale revenue due to a decrease in the average price of energy available for resale sales offset by an increase of $40.7 million in fuel cost recovery revenues primarily due to changes in the energy cost recovery rider effective April 2008 and September 2008.  The energy cost recovery rider filings are discussed in Note 2 to the financial statements herein and in the Form 10-K.

Fuel and purchased power expenses decreased primarily due to a decrease in the average market price of purchased power, partially offset by an increase in deferred fuel expense due to a higher energy cost recovery rate, as discussed above.

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

Other Income Statement Variances

Second Quarter 2009 Compared to Second Quarter 2008

Nuclear refueling outage expenses increased primarily due to the amortization of higher expenses associated with the planned maintenance and refueling outage at ANO 1 which ended in December 2008.

Other operation and maintenance expenses increased primarily due to:

•	an increase in legal expense as a result of a reimbursement in April 2008 of $7 million of costs in connection with a litigation settlement;
•	an increase of $5.4 million due to higher fossil plant outage costs in 2009;
•	an increase of $3.2 million in nuclear expenses primarily due to increased nuclear labor and contract costs; and
•	an increase of $2.6 million due to the addition of the Ouachita plant to the fossil fleet in September 2008.

The increase was partially offset by a decrease of $12.5 million due to the capitalization of Ouachita service charges previously expensed.

Taxes other than income taxes decreased primarily due to a decrease in ad valorem taxes due to a higher millage rate in 2008 and a higher assessment in 2008.

Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Interest expense increased primarily due to an increase in long-term debt outstanding as a result of the issuance of $300 million of 5.40% Series First Mortgage Bonds in July 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Nuclear refueling outage expenses increased primarily due to the amortization of higher expenses associated with the planned maintenance and refueling outage at ANO 1 which ended in December 2008.

Other operation and maintenance expenses increased primarily due to:

•	an increase of $8.5 million due to higher fossil plant outage costs in 2009;
•	an increase of $7.8 million due to the addition of the Ouachita plant to the fossil fleet in September 2008;
•	an increase of $7.2 million in nuclear expenses primarily due to increased nuclear labor and contract costs; and
•	an increase in legal expense as a result of a reimbursement in April 2008 of $7 million of costs in connection with a litigation settlement.

The increase was partially offset by a decrease of $12.5 million due to the capitalization of Ouachita service charges previously expensed and a decrease of $5.4 million in payroll-related costs.

Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Interest expense increased primarily due to an increase in long-term debt outstanding as a result of the issuance of $300 million of 5.40% Series First Mortgage Bonds in July 2008.

Income Taxes

The effective income tax rates for the second quarters of 2009 and 2008 were 57.3% and 47.9%, respectively.  The effective income tax rates for the six months ended June 30, 2009 and 2008 were 54.8% and 45.3%, respectively.  The difference in the effective income tax rate for the second quarter 2009 and the six months ended June 30, 2009 versus the federal statutory rate of 35.0% is primarily due to certain book and tax differences related to utility plant items, state income

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

taxes, and payroll and benefits related items, partially offset by the amortization of investment tax credits.  The difference in the effective income tax rate for the second quarter 2008 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant items and state income taxes. The difference in the effective income tax rate for the six months ended June 30, 2008 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant items, state income taxes, and an adjustment to the provision for uncertain tax positions, partially offset by flow-through book and tax timing differences.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2009 and 2008 were as follows:

	2009	2008
	(In Thousands)

Cash and cash equivalents at beginning of period	$39,568	$212

Cash flow provided by (used in):
Operating activities	257,810	151,859
Investing activities	(204,966)	(179,625)
Financing activities	(12,287)	38,113
Net increase in cash and cash equivalents	40,557	10,347

Cash and cash equivalents at end of period	$80,125	$10,559

Operating Activities

Cash flow from operations increased $106 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to an increase in recovery of fuel costs and income tax refunds of $24.9 million in 2009 compared to income tax payments of $36.2 million in 2008, partially offset by ice storm restoration spending in 2009.

Investing Activities

Net cash flow used in investing activities increased $25.3 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to money pool activity, partially offset by a decrease in construction expenditures.  The decrease in construction expenditures is primarily due to a decrease in nuclear construction expenditures resulting from various nuclear projects that occurred in 2008 and a decrease in fossil construction expenditures resulting from the purchase of coal handling equipment in 2008, partially offset by an increase in distribution construction expenditures in 2009 as a result of an ice storm hitting Entergy Arkansas' service territory in the first quarter of 2009.

Increases in Entergy Arkansas' receivable from the money pool are a use of cash flow, and Entergy Arkansas' receivable from the money pool increased $35.2 million for the six months ended June 30, 2009.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries' need for external short-term borrowings.

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

Financing Activities

Financing activities used $12.3 million of cash for the six months ended June 30, 2009 compared to providing $38.1 million of cash for the six months ended June 30, 2008 primarily due to borrowings of $100 million on Entergy Arkansas' credit facility in 2008, partially offset by money pool activity.  Decreases in Entergy Arkansas' payable to the money pool is a use of cash flow, and Entergy Arkansas' payable to the money pool decreased by $52.3 million for the six months ended June 30, 2008.

Capital Structure

Entergy Arkansas' capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2009	December 31, 2008

Net debt to net capital	52.3%	52.9%
Effect of subtracting cash from debt	1.2%	0.6%
Debt to capital	53.5%	53.5%

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, preferred stock without sinking fund, and shareholders' equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Arkansas uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Arkansas' financial condition.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Arkansas' uses and sources of capital.  Following are updates to the information provided in the Form 10-K.

In April 2009, Entergy Arkansas renewed its credit facility through April 2010 in the amount of $88 million.  There were no outstanding borrowings under the Entergy Arkansas credit facility as of June 30, 2009.

Entergy Arkansas' receivables from or (payables to) the money pool were as follows:

June 30, 2009	December 31, 2008	June 30, 2008	December 31, 2007
(In Thousands)

$51,217	$15,991	($25,541)	($77,882)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

White Bluff Coal Plant Project

See the Form 10-K for a discussion of the environmental compliance project that will install scrubbers and low NOx burners at Entergy Arkansas' White Bluff coal plant.  In March 2009, Entergy Arkansas made a filing with the APSC seeking a declaratory order that the White Bluff project is in the public interest.  In May 2009 the APSC Staff filed a motion requesting that the APSC require Entergy Arkansas to file testimony on several issues.  In a subsequent order the APSC set a procedural schedule that includes an evidentiary hearing beginning on February 16, 2010.  In addition, in June 2009, Entergy Arkansas filed with the APSC, under Arkansas Act 310, an interim surcharge to recover the costs incurred through May 31, 2009, on the White Bluff project.  Entergy Arkansas has incurred $1.9 million

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

through May 31, 2009.  Under Arkansas Act 310 the surcharge goes into effect immediately upon filing, subject to refund, and additional surcharge filings are permitted every six months.  On July 20, 2009, the APSC staff filed a motion with the APSC requesting that the APSC enter an order regarding the conduct of this and subsequent Act 310 filings related to the White Bluff project, including requiring Entergy Arkansas to provide additional information and justification for costs recovered pursuant to Act 310.  In July 2009 the Arkansas attorney general filed a motion in the Act 310 proceeding opposing the imposition of the surcharge, and challenging Entergy Arkansas' cost calculation.

Pension Contributions

See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on pension contributions.

Ouachita Power Plant

In August 2008, the LPSC issued an order approving an uncontested settlement between Entergy Gulf States Louisiana and the LPSC Staff authorizing Entergy Gulf States Louisiana's purchase, under a life-of-unit agreement, of one-third of the capacity and energy from the 789 MW Ouachita power plant, which Entergy Arkansas acquired on September 30, 2008.  The LPSC's approval was subject to certain conditions, including a study to determine the costs and benefits of Entergy Gulf States Louisiana exercising an option to purchase one-third of the plant (Unit 3) from Entergy Arkansas.  In April 2009, Entergy Gulf States Louisiana made a filing with the LPSC seeking approval of Entergy Gulf States Louisiana exercising its option to convert its purchased power agreement into the ownership interest in Unit 3 and a one-third interest in the Ouachita common facilities.  Entergy Gulf States Louisiana estimates that the purchase price will be approximately $72.6 million, subject to change based on several factors, including the timing of the closing.  The filing also requests LPSC approval of the cost-recovery mechanism for the acquisition.  In addition, in April 2009, Entergy Arkansas and Entergy Gulf States Louisiana filed with the FERC for its approval of the transaction, and in June 2009 the FERC issued an order approving the transaction.  A procedural schedule has been issued in the LPSC proceeding that provides for hearings to be held August 26-27 and 31, 2009.  If the acquisition is approved, Entergy currently expects that the closing would take place in the fourth quarter 2009.

State and Local Rate Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation.  Following are updates to the information provided in the Form 10-K.

Retail Rates

See the Form 10-K for a discussion of the rate filing made by Entergy Arkansas and the proceedings regarding that filing.  On April 23, 2009, the Arkansas Supreme Court denied Entergy Arkansas' petition for review of the Court of Appeals decision.

On July 2, 2009, Entergy Arkansas filed a notice with the APSC of its intention to file within 60 to 90 days for a general change in rates, charges, and tariffs.  Entergy Arkansas plans to file the rate case in September 2009.

Energy Cost Recovery Rider

In March 2009, Entergy Arkansas filed with the APSC its annual energy cost rate for the period April 2009 through March 2010.  The filed energy cost rate decreased from $0.02456/kWh to $0.01552/kWh.  The decrease was caused by the following: 1) all three of the nuclear power plants from which Entergy Arkansas obtains power, ANO 1 and 2 and Grand Gulf, had refueling outages in 2008, and the previous energy cost rate had been adjusted to account for the replacement power

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

costs that would be incurred while these units were down; 2) Entergy Arkansas has a deferred fuel cost liability from over-recovered fuel costs at December 31, 2008, as compared to a deferred fuel cost asset from under-recovered fuel costs at December 31, 2007; offset by 3) an increase in the fuel and purchased power prices included in the calculation.

Storm Cost Recovery

Entergy Arkansas Storm Reserve Accounting

The APSC's June 2007 order in Entergy Arkansas' base rate proceeding, which is discussed in the Form 10-K, eliminated storm reserve accounting for Entergy Arkansas.  In March 2009 a law was enacted in Arkansas that requires the APSC to permit storm reserve accounting for utilities that request it.  Entergy Arkansas filed its request with the APSC, and has reinstated storm reserve accounting effective January 1, 2009.

Entergy Arkansas January 2009 Ice Storm

In January 2009 a severe ice storm caused significant damage to Entergy Arkansas' transmission and distribution lines, equipment, poles, and other facilities.  The current cost estimate for the damage caused by the ice storm is approximately $120 million to $140 million, of which approximately $65 million to $80 million is estimated to be operating and maintenance type costs and the remainder is estimated to be capital investment.  On January 30, 2009, the APSC issued an order inviting and encouraging electric public utilities to file specific proposals for the recovery of extraordinary storm restoration expenses associated with the ice storm.  Although Entergy Arkansas has not yet filed a proposal for the method of recovery of its costs, on February 16, 2009, it did file a request with the APSC for an accounting order authorizing deferral of the operating and maintenance cost portion of Entergy Arkansas' ice storm restoration costs pending their recovery.  The APSC issued such an order in March 2009 subject to certain conditions, including that if Entergy Arkansas seeks to recover the deferred costs, those costs will be subject to investigation for whether they are incremental, prudent, and reasonable.  Entergy Arkansas is still analyzing its options for the method of recovery of the ice storm restoration costs.  One option is securitization, and in April 2009 a law was enacted in Arkansas that authorizes securitization of storm damage restoration costs.

Federal Regulation

See "System Agreement Proceedings" and "Independent Coordinator of Transmission" in the "Rate, Cost-recovery, and Other Regulation" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Utility Restructuring

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Utility Restructuring" in the Form 10-K for a discussion of utility restructuring.

Nuclear Matters

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters" in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Arkansas' accounting for nuclear decommissioning costs, unbilled revenue, and qualified pension and other postretirement benefits.

Nuclear Decommissioning Costs

In the first quarter 2009, Entergy Arkansas recorded a revision to its estimated decommissioning cost liabilities for ANO 1 and 2 as a result of a revised decommissioning cost study.  The revised estimates resulted in an $8.9 million reduction in its decommissioning liability, along with a corresponding reduction in the related regulatory asset.

Qualified Pension and Other Postretirement Benefits

See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on qualified pension and other postretirement benefits.
New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY ARKANSAS, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$518,009	$580,462	$1,054,003	$1,079,835

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	82,334	83,703	267,490	167,265
Purchased power	151,947	223,318	246,274	389,842
Nuclear refueling outage expenses	10,467	7,286	19,961	14,217
Other operation and maintenance	124,605	116,547	232,031	223,671
Decommissioning	8,347	8,696	17,490	17,248
Taxes other than income taxes	18,604	22,480	39,971	38,219
Depreciation and amortization	63,268	59,066	125,629	116,303
Other regulatory charges (credits) - net	1,091	(6,435)	(2,244)	(5,392)
TOTAL	460,663	514,661	946,602	961,373

OPERATING INCOME	57,346	65,801	107,401	118,462

OTHER INCOME
Allowance for equity funds used during construction	850	1,563	2,625	3,341
Interest and dividend income	3,795	5,547	7,019	10,804
Miscellaneous - net	(1,142)	(722)	(2,070)	(1,735)
TOTAL	3,503	6,388	7,574	12,410

INTEREST AND OTHER CHARGES
Interest on long-term debt	21,686	18,207	42,898	36,835
Other interest - net	1,210	1,907	1,884	3,845
Allowance for borrowed funds used during construction	(544)	(749)	(1,647)	(1,599)
TOTAL	22,352	19,365	43,135	39,081

INCOME BEFORE INCOME TAXES	38,497	52,824	71,840	91,791

Income taxes	22,074	25,303	39,347	41,552

NET INCOME	16,423	27,521	32,493	50,239

Preferred dividend requirements and other	1,718	1,718	3,437	3,437

EARNINGS APPLICABLE TO
COMMON STOCK	$14,705	$25,803	$29,056	$46,802

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
	(In Thousands)

OPERATING ACTIVITIES
Net income	$32,493	$50,239
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(1,645)	(3,010)
Other regulatory credits - net	(2,244)	(5,392)
Depreciation, amortization, and decommissioning	143,119	133,551
Deferred income taxes and investment tax credits, and non-current taxes accrued	58,433	34,884
Changes in working capital:
Receivables	(57,181)	(273)
Fuel inventory	(1,589)	(8,846)
Accounts payable	(40,878)	(85,077)
Interest accrued	(1,888)	(670)
Deferred fuel costs	122,270	38,826
Other working capital accounts	66,220	21,347
Provision for estimated losses and reserves	(2,617)	(37)
Changes in other regulatory assets	(32,875)	8,739
Other	(23,808)	(32,422)
Net cash flow provided by operating activities	257,810	151,859

INVESTING ACTIVITIES
Construction expenditures	(167,408)	(174,456)
Allowance for equity funds used during construction	2,625	3,341
Nuclear fuel purchases	(771)	(60,335)
Proceeds from sale/leaseback of nuclear fuel	594	60,377
Proceeds from nuclear decommissioning trust fund sales	51,651	104,860
Investment in nuclear decommissioning trust funds	(56,431)	(113,412)
Change in money pool receivable - net	(35,226)	-
Net cash flow used in investing activities	(204,966)	(179,625)

FINANCING ACTIVITIES
Change in credit borrowings - net	-	100,000
Change in money pool payable - net	-	(52,341)
Dividends paid:
Common stock	(8,700)	(6,000)
Preferred stock	(3,437)	(3,437)
Other	(150)	(109)
Net cash flow provided by (used in) financing activities	(12,287)	38,113

Net increase in cash and cash equivalents	40,557	10,347

Cash and cash equivalents at beginning of period	39,568	212

Cash and cash equivalents at end of period	$80,125	$10,559

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$43,992	$36,634
Income taxes	$(24,911)	$36,174

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
ASSETS
June 30, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$378	$3,292
Temporary cash investments	79,747	36,276
Total cash and cash investments	80,125	39,568
Accounts receivable:
Customer	103,621	113,135
Allowance for doubtful accounts	(22,081)	(19,882)
Associated companies	90,485	56,534
Other	113,703	64,762
Accrued unbilled revenues	92,346	71,118
Total accounts receivable	378,074	285,667
Deferred fuel costs	-	119,061
Fuel inventory - at average cost	16,812	15,223
Materials and supplies - at average cost	130,146	121,769
Deferred nuclear refueling outage costs	24,481	42,932
System agreement cost equalization	334,286	394,000
Prepayments and other	40,785	36,530
TOTAL	1,004,709	1,054,750

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	11,200	11,200
Decommissioning trust funds	396,978	390,529
Non-utility property - at cost (less accumulated depreciation)	1,437	1,439
Other	5,391	5,391
TOTAL	415,006	408,559

UTILITY PLANT
Electric	7,662,806	7,305,165
Property under capital lease	1,392	1,417
Construction work in progress	92,931	142,391
Nuclear fuel under capital lease	147,504	125,072
Nuclear fuel	9,005	12,115
TOTAL UTILITY PLANT	7,913,638	7,586,160
Less - accumulated depreciation and amortization	3,543,340	3,272,280
UTILITY PLANT - NET	4,370,298	4,313,880

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	49,112	58,455
Other regulatory assets	742,429	688,964
Other	35,371	43,605
TOTAL	826,912	791,024

TOTAL ASSETS	$6,616,925	$6,568,213

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
June 30, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$100,000	$-
Accounts payable:
Associated companies	418,370	433,460
Other	116,465	142,974
Customer deposits	65,125	60,558
Accumulated deferred income taxes	143,821	198,902
Interest accrued	23,319	25,207
Deferred fuel costs	3,209	-
Obligations under capital leases	60,280	60,276
Other	13,410	17,290
TOTAL	943,999	938,667

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,412,825	1,307,596
Accumulated deferred investment tax credits	49,895	51,881
Obligations under capital leases	88,616	66,214
Other regulatory liabilities	30,190	27,141
Decommissioning	549,288	540,709
Accumulated provisions	13,308	15,925
Pension and other postretirement liabilities	432,887	441,920
Long-term debt	1,518,355	1,618,171
Other	40,997	43,780
TOTAL	4,136,361	4,113,337

Commitments and Contingencies

Preferred stock without sinking fund	116,350	116,350

SHAREHOLDERS' EQUITY
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2009
and 2008	470	470
Paid-in capital	588,444	588,444
Retained earnings	831,301	810,945
TOTAL	1,420,215	1,399,859

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,616,925	$6,568,213

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Increase/
Description	2009	2008	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$150	$158	$	(8)	(5)
Commercial	105	109		(4)	(4)
Industrial	93	110		(17)	(15)
Governmental	6	5		1	20
Total retail	354	382		(28)	(7)
Sales for resale
Associated companies	86	115		(29)	(25)
Non-associated companies	25	44		(19)	(43)
Other	53	39		14	36
Total	$518	$580	$	(62)	(11)

Billed Electric Energy
Sales (GWh):
Residential	1,481	1,551		(70)	(5)
Commercial	1,359	1,384		(25)	(2)
Industrial	1,490	1,765		(275)	(16)
Governmental	64	66		(2)	(3)
Total retail	4,394	4,766		(372)	(8)
Sales for resale
Associated companies	2,530	1,964		566	29
Non-associated companies	464	590		(126)	(21)
Total	7,388	7,320		68	1

	Six Months Ended		Increase/
Description	2009	2008	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$361	$337		$24	7
Commercial	219	203		16	8
Industrial	197	202		(5)	(2)
Governmental	10	9		1	11
Total retail	787	751		36	5
Sales for resale
Associated companies	159	211		(52)	(25)
Non-associated companies	57	77		(20)	(26)
Other	51	41		10	24
Total	$1,054	$1,080	$	(26)	(2)

Billed Electric Energy
Sales (GWh):
Residential	3,590	3,694		(104)	(3)
Commercial	2,711	2,731		(20)	(1)
Industrial	2,989	3,478		(489)	(14)
Governmental	127	131		(4)	(3)
Total retail	9,417	10,034		(617)	(6)
Sales for resale
Associated companies	4,400	3,918		482	12
Non-associated companies	1,027	1,130		(103)	(9)
Total	14,844	15,082		(238)	(2)

ENTERGY GULF STATES LOUISIANA, L.L.C.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Gustav and Hurricane Ike

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Gustav and Hurricane Ike" in the Form 10-K for a discussion of Hurricane Gustav and Hurricane Ike, which caused catastrophic damage to Entergy Gulf States Louisiana's service territory in September 2008.  Entergy Gulf States Louisiana and Entergy Louisiana filed their storm cost recovery case with the LPSC in May 2009.  Entergy Gulf States Louisiana seeks a determination that $150.7 million of storm restoration costs are recoverable and seeks to replenish its storm reserve in the amount of $90 million.  The storm restoration costs are net of costs that have already been paid from previously funded storm reserves.  Entergy Gulf States Louisiana and Entergy Louisiana expect to make a supplemental filing in the third quarter of 2009 to, among other things, recommend a recovery method for costs approved by the LPSC.  The parties have agreed to a procedural schedule that includes March 2010 hearing dates for both the recoverability and the method of recovery proceedings.  Recovery options include traditional base rate recovery, Louisiana Act 64 (passed in 2006) financing, or Louisiana Act 55 (passed in 2007) financing.  Entergy Gulf States Louisiana and Entergy Louisiana recovered their costs from Hurricane Katrina and Hurricane Rita primarily by Act 55 financing.

Results of Operations

Net Income

Second Quarter 2009 Compared to Second Quarter 2008

Net income increased by $5.6 million primarily due to lower other operation and maintenance expenses, lower interest and other charges, and lower taxes other than income taxes, partially offset by lower net revenue and lower other income.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net income increased slightly by $1.9 million primarily due to lower other operation and maintenance expenses, lower interest and other charges, and lower taxes other than income taxes, partially offset by lower other income and lower net revenue.

Net Revenue

Second Quarter 2009 Compared to Second Quarter 2008

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the second quarter 2009 to the second quarter 2008.

Amount
(In Millions)

2008 net revenue	$206.9
Retail electric price	(9.2)
Other	3.7
2009 net revenue	$201.4

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

The retail electric price variance is primarily due to:

•	a credit passed on to customers as a result of the Act 55 storm cost financing; and
•
a net decrease in the formula rate plan effective August 2008 to remove interim storm recovery upon the Act 55 financing of storm costs as well as the storm damage accrual.  A portion of the decrease is offset in other operation and maintenance expenses.  See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan.

The decrease was partially offset by a formula rate plan increase effective September 2008.  Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation -Retail Rates - Electric" and Note 2 to the financial statements in the Form 10-K for a discussion of the formula rate plan.

Gross operating revenues and purchased power expenses

Gross operating revenues decreased primarily due to:

•	a decrease of $172.2 million in electric fuel cost recovery revenues due to lower fuel rates;
•	a decrease of $57.4 million in affiliated wholesale revenue due to a decrease in the average price of energy available for resale sales; and
•	a decrease of $10.4 million in gross gas revenue primarily due to lower fuel rates.

Purchased power expenses decreased primarily due to a decrease in volume and the average market price of purchased power.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2009 to the six months ended June 30, 2008.

Amount
(In Millions)

2008 net revenue	$402.4
Retail electric price	(10.8)
Other	5.9
2009 net revenue	$397.5

The retail electric price variance is primarily due to:

•	a credit passed on to customers as a result of the Act 55 storm cost financing; and
•
a net decrease in the formula rate plan effective August 2008 to remove interim storm recovery upon the Act 55 financing of storm costs as well as the storm damage accrual.  A portion of the decrease is offset in other operation and maintenance expenses.  See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan.

The decrease was partially offset by a formula rate plan increase effective September 2008.  Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation - Retail Rates - Electric" and Note 2 to the financial statements in the Form 10-K for a discussion of the formula rate plan.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to:

•	a decrease of $233.7 million in electric fuel cost recovery revenues due to lower fuel rates and decreased usage;
•
a decrease of $46.8 million in affiliated wholesale revenue due to a decrease in the average price of energy available for resale sales, offset by an increase in net generation and purchases resulting in less energy available for resale sales; and

•	a decrease of $19.3 million in gross gas revenue primarily due to lower fuel rates.

Fuel and purchased power expenses decreased primarily due to a decrease in volume and the average market price of purchased power, partially offset by an increase in deferred fuel expense due to fuel and purchased power expense decreases in excess of lower fuel cost recovery revenues.

Other Income Statement Variances

Second Quarter 2009 Compared to Second Quarter 2008

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $5.3 million in loss reserves primarily due to lower storm damage accruals;
•	a decrease of $2.9 million in fossil expenses primarily due to lower plant maintenance costs and plant outages; and
•	a decrease of $2.6 million in payroll-related costs.

The decrease was partially offset by an increase of $2.6 million in nuclear labor and contract costs and an increase of $2.3 million in customer service costs primarily as a result of write-offs of uncollectible customer accounts.

Taxes other than income taxes decreased primarily due to a decrease in local franchise taxes as a result of lower residential and commercial revenue.

           Other income decreased primarily due to:

•
a decrease of $4.1 million in interest and dividend income related to the debt assumption agreement with Entergy Texas.  Entergy Gulf States Louisiana remains primarily liable on this debt, of which $699 million remained outstanding as of June 30, 2009 and $930 million remained outstanding as of June 30, 2008;

•	the cessation of $1.6 million in carrying charges on Hurricane Katrina and Hurricane Rita storm restoration costs as a result of the Act 55 storm cost financing; and
•	a decrease of $1.4 million in interest earned on decommissioning trust funds.

The decrease is partially offset by distributions of $4.7 million earned on preferred membership interests purchased from Entergy Holdings Company with the proceeds received from the Act 55 storm cost financings and $1 million in carrying charges on Hurricane Gustav and Hurricane Ike storm restoration costs approved by the LPSC.  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Hurricane Rita and Hurricane Katrina" and Note 2 to the financial statements in the Form 10-K for a discussion of the Act 55 storm cost financing.

Interest and other charges decreased primarily due to a decrease in long-term debt outstanding, partially offset by higher interest on deferred fuel costs.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $8.2 million in loss reserves primarily due to lower storm damage accruals;
•	a decrease of $6 million in payroll-related costs; and
•	a decrease of $1.9 million in fossil expenses primarily due to lower plant maintenance costs and plant outages.

The decrease was partially offset by an increase of $4.8 million in nuclear labor and contract costs and an increase of $3.3 million in customer service costs primarily as a result of write-offs of uncollectible customer accounts.

Taxes other than income taxes decreased primarily due to a decrease in local franchise taxes as a result of lower residential and commercial revenue.

Other income decreased primarily due to:

•
a decrease of $8.3 million in interest and dividend income related to the debt assumption agreement with Entergy Texas.  Entergy Gulf States Louisiana remains primarily liable on this debt, of which $699 million remained outstanding as of June 30, 2009 and $930 million remained outstanding as of June 30, 2008;

•	the cessation of $4.3 million in carrying charges on Hurricane Katrina and Hurricane Rita storm restoration costs as a result of the Act 55 storm cost financing;
•	a decrease of $2.1 million in interest earned on decommissioning trust funds; and
•	a decrease of $1 million in interest earned on money pool investments.

The decrease is partially offset by distributions of $9.4 million earned on preferred membership interests purchased from Entergy Holdings Company with the proceeds received from the Act 55 storm cost financings and $1 million in carrying charges on Hurricane Gustav and Hurricane Ike storm restoration costs approved by the LPSC.  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Hurricane Rita and Hurricane Katrina" and Note 2 to the financial statements in the Form 10-K for a discussion of the Act 55 storm cost financing.

Interest and other charges decreased primarily due to a decrease in long-term debt outstanding, partially offset by higher interest on deferred fuel costs.

Income Taxes

The effective income tax rate was 38.4% for the second quarter 2009 and 39.7% for the six months ended June 30, 2009.  The difference in the effective income tax rate for the second quarter 2009 versus the federal statutory rate of 35% is primarily due to book and tax differences related to utility plant items and state income taxes, partially offset by book and tax differences related to storm cost financing.  The difference in the effective income tax rate for the six months ended June 30, 2009 versus the federal statutory rate of 35% is primarily due to book and tax differences related to utility plant items and state income taxes, partially offset by book and tax differences related to storm cost financing, book and tax differences related to allowance for equity funds used during construction, and the amortization of investment tax credits.

The effective income tax rate was 40.3% for the second quarter 2008 and 39.8% for the six months ended June 30, 2008.  The difference in the effective income tax rate for the second quarter 2008 and the six months ended June 30, 2008 versus the federal statutory rate of 35% is due to book and tax differences related to utility plant items and state income taxes, partially offset by flow-through book and tax timing differences, the amortization of investment tax credits, and book and tax differences related to allowance for equity funds used during construction.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2009 and 2008 were as follows:

	2009	2008
	(In Thousands)

Cash and cash equivalents at beginning of period	$49,303	$108,036

Cash flow provided by (used in):
Operating activities	120,994	108,645
Investing activities	(96,493)	(177,810)
Financing activities	(6,607)	(5,395)
Net increase (decrease) in cash and cash equivalents	17,894	(74,560)

Cash and cash equivalents at end of period	$67,197	$33,476

Operating Activities

Net cash flow provided in operating activities increased $12.3 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to the timing of the collection of receivables from customers and increased recovery of deferred fuel costs, almost entirely offset by storm restoration spending resulting from Hurricane Gustav and Hurricane Ike and income tax payments of $29.3 million in 2009 compared to income tax payments of $11.2 million in 2008.

Investing Activities

Net cash flow used in investing activities decreased $81.3 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to:

•
the purchase of the Calcasieu Generating Facility for $56 million in March 2008.  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Liquidity and Capital Resources" in the Form 10-K for a discussion of this purchase;

•	timing differences between nuclear fuel purchases and fuel trust reimbursements; and
•	a decrease in nuclear construction expenditures resulting from various nuclear projects in 2008, including work done during the spring 2008 refueling outage at River Bend.

The decrease was partially offset by money pool activity and an increase in transmission construction expenditures resulting from various projects in 2009.  Increases in Entergy Gulf States Louisiana's receivable from the money pool are a use of cash flow, and Entergy Gulf States Louisiana's receivable from the money pool increased by $31 million for the six months ended June 30, 2009 compared to increasing by $19.5 million for the six months ended June 30, 2008.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries' need for external short-term borrowings.

Financing Activities

Net cash flow used in investing activities increased $1.2 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to borrowings of $30 million on Entergy Gulf States Louisiana's credit facility in 2008, substantially offset by a decrease in common equity distributions.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Capital Structure

Entergy Gulf States Louisiana's capitalization is balanced between equity and debt, as shown in the following table. The calculation below does not reduce the debt by the debt assumed by Entergy Texas ($699 million as of June 30, 2009, and $770 million as of December 31, 2008) because Entergy Gulf States Louisiana remains primarily liable on the debt.

	June 30, 2009	December 31, 2008

Net debt to net capital	59.6%	61.6%
Effect of subtracting cash from debt	0.8%	0.6%
Debt to capital	60.4%	62.2%

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable, capital lease obligations and long-term debt, including the currently maturing portion.  Capital consists of debt and members' equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Gulf States Louisiana uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Gulf States Louisiana's financial condition.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Gulf States Louisiana's uses and sources of capital.  Following are updates to the information provided in the Form 10-K.

Entergy Gulf States Louisiana's receivables from the money pool were as follows:

June30, 2009	December 31, 2008	June 30, 2008	December 31, 2007
(In Thousands)

$42,597	$11,589	$74,961	$55,509

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Gulf States Louisiana has a credit facility in the amount of $100 million scheduled to expire in August 2012.  No borrowings were outstanding under the facility as of June 30, 2009.

Little Gypsy Repowering Project

See the Form 10-K for a discussion of Entergy Louisiana's Little Gypsy repowering project.  On March 11, 2009, the LPSC voted in favor of a motion directing Entergy Louisiana to temporarily suspend the repowering project and, based upon an analysis of the project's economic viability, to make a recommendation regarding whether to proceed with the project.  This action was based upon a number of factors including the recent decline in natural gas prices, as well as environmental concerns, the unknown costs of carbon legislation and changes in the capital/financial markets. On April 1, 2009, Entergy Louisiana complied with the LPSC's directive and recommended that the project be suspended for an extended period of time of three years or more.  Entergy Louisiana estimates that its total costs for the project, if suspended, including actual spending to date and estimated contract cancellation costs, will be approximately $300 million.  Entergy Louisiana had obtained all major environmental permits required to begin construction.  A longer-term suspension places these permits at risk and may adversely affect the project's economics and technological feasibility.  On May 22, 2009, the LPSC issued an order declaring that Entergy Louisiana's decision to place the Little Gypsy project into a longer-term suspension of three years or more is in the public interest and prudent.  Entergy Louisiana expects to make a filing later in 2009 with the LPSC regarding the recovery of project costs already incurred.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Ouachita Power Plant

In August 2008, the LPSC issued an order approving an uncontested settlement between Entergy Gulf States Louisiana and the LPSC Staff authorizing Entergy Gulf States Louisiana's purchase, under a life-of-unit agreement, of one-third of the capacity and energy from the 789 MW Ouachita power plant, which Entergy Arkansas acquired on September 30, 2008.  The LPSC's approval was subject to certain conditions, including a study to determine the costs and benefits of Entergy Gulf States Louisiana exercising an option to purchase one-third of the plant (Unit 3) from Entergy Arkansas.  In April 2009, Entergy Gulf States Louisiana made a filing with the LPSC seeking approval of Entergy Gulf States Louisiana exercising its option to convert its purchased power agreement into the ownership interest in Unit 3 and a one-third interest in the Ouachita common facilities.  Entergy Gulf States Louisiana estimates that the purchase price will be approximately $72.6 million, subject to change based on several factors, including the timing of the closing.  The filing also requests LPSC approval of the cost-recovery mechanism for the acquisition.  In addition, in April 2009, Entergy Arkansas and Entergy Gulf States Louisiana filed with the FERC for its approval of the transaction, and in June 2009 the FERC issued an order approving the transaction.  A procedural schedule has been issued in the LPSC proceeding that provides for hearings to be held August 26-27 and 31, 2009.  If the acquisition is approved, Entergy currently expects that the closing would take place in the fourth quarter 2009.

Pension Contributions

See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on pension contributions.

Jurisdictional Separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas

See the Form 10-K for a discussion of the jurisdictional separation of Entergy Gulf States, Inc. into two vertically integrated utility companies, one operating under the sole retail jurisdiction of the PUCT, Entergy Texas, and the other operating under the sole retail jurisdiction of the LPSC, Entergy Gulf States Louisiana.  Pursuant to the LPSC order approving the jurisdictional separation plan, Entergy Gulf States Louisiana made two compliance filings in 2008.  On March 31, 2008, Entergy Gulf States Louisiana made its jurisdictional separation plan balance sheet compliance filing with the LPSC.  On June 11, 2008, Entergy Gulf States Louisiana made its revenue and expense compliance filing.  On December 29, 2008, the LPSC staff filed a motion with the LPSC seeking resolution of certain issues in the proceeding, and a hearing on these matters scheduled to be held in July 2009 has been continued and is scheduled to begin October 29, 2009.

The remaining issues between the parties relate to the LPSC allegation that Entergy Gulf States Louisiana violated the terms of the LPSC approval of the jurisdictional separation in accounting for the transfer of the Spindletop regulatory asset to Entergy Texas.  The Spindletop regulatory asset was created by the LPSC in a 1996 order.  The LPSC staff alleges that the costs related to the regulatory asset that are currently collected by Entergy Gulf States Louisiana in rates and paid to Entergy Texas pursuant to the terms of the LPSC's approval of the jurisdictional separation be accounted for by Entergy Gulf States Louisiana as production costs under the FERC chart of accounts resulting in an increase in the System Agreement rough production cost equalization remedy payments owed to Entergy Gulf States Louisiana.  The LPSC staff  requested that the LPSC require Entergy Gulf States Louisiana to account for these costs as production costs and to hold harmless ratepayers for the alleged accounting violations; or alternatively, that the LPSC direct Entergy Gulf States Louisiana to reacquire its proportionate share of the Spindletop storage facility at its amortized net book value, subject to the condition that Entergy Texas ratepayers repurchase the assets at the greater of Entergy Gulf States Louisiana's undepreciated costs or full market value if the Sabine Gas Unit, to which the Spindletop storage facility is connected, is no longer dispatched as part of the Entergy System.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

In response, Entergy Gulf States Louisiana filed a motion to dismiss certain of the remedies requested by the LPSC staff for a lack of subject matter jurisdiction alleging that the FERC has exclusive jurisdiction over which costs are properly recorded as production costs under the FERC chart of accounts for purposes of the calculation of the System Agreement rough production cost equalization remedy payments.  The ALJ agreed with Entergy Gulf States Louisiana and determined that the LPSC has no jurisdiction to order the Company to record these costs as production costs.  The question whether the Spindletop regulatory asset costs should be included in the System Agreement rough production cost equalization remedy calculation is also currently pending before the FERC in a complaint filed at the FERC by the LPSC, and in an initial decision, the FERC ALJ rejected the LPSC's complaint and determined that the costs related to the Spindletop regulatory asset are not production costs.

State and Local Rate Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation.  Following are updates to the information provided in the Form 10-K.

In July 2009 the LPSC issued an order noting that the LPSC Staff and Entergy are continuing in negotiations that could result in the recommendation for the adoption of new Formula Rate Plans for Entergy Gulf States Louisiana and Entergy Louisiana, and the LPSC Staff will report to the LPSC on the progress of those negotiations at the LPSC's September meeting.  In the interim Entergy Gulf States Louisiana's and Entergy Louisiana's base rates will remain unchanged.  Entergy Gulf States Louisiana and Entergy Louisiana will both implement previously approved capacity cost adjustments.  Entergy Gulf States Louisiana's net increase in capacity costs of $5 million will be deferred for future recovery.  Entergy Louisiana's net decrease in capacity costs of $17 million will be used to increase the storm reserve accrual.

In January 2009, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2008.  The filing showed a revenue deficiency of $529 thousand based on a return on common equity mid-point of 10.5%.  In April 2009, Entergy Gulf States Louisiana implemented a $255 thousand rate increase pursuant to an uncontested settlement with the LPSC staff.

Federal Regulation

See "System Agreement Proceedings" and "Independent Coordinator of Transmission" in Entergy Corporation and Subsidiaries' Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Industrial and Commercial Customers

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Industrial and Commercial Customers" in the Form 10-K for a discussion of industrial and commercial customers.

Nuclear Matters

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters" in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Gulf States Louisiana's accounting for nuclear decommissioning costs, the application of SFAS 71, unbilled revenue, and qualified pension and other postretirement benefits.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Qualified Pension and Other Postretirement Benefits

See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on qualified pension and other postretirement benefits.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries' Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$430,866	$681,491	$889,871	$1,201,787
Natural gas	10,397	21,045	40,297	59,313
TOTAL	441,263	702,536	930,168	1,261,100

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	65,697	56,394	173,687	82,116
Purchased power	171,522	440,379	351,464	772,185
Nuclear refueling outage expenses	5,293	8,084	10,528	11,783
Other operation and maintenance	82,349	91,487	162,100	170,964
Decommissioning	3,363	3,100	6,658	6,139
Taxes other than income taxes	17,445	19,403	35,169	36,685
Depreciation and amortization	34,472	34,108	67,731	67,234
Other regulatory charges (credits) - net	2,685	(1,159)	7,567	4,387
TOTAL	382,826	651,796	814,904	1,151,493

OPERATING INCOME	58,437	50,740	115,264	109,607

OTHER INCOME
Allowance for equity funds used during construction	1,012	1,222	3,284	2,915
Interest and dividend income	16,866	19,461	35,104	42,269
Miscellaneous - net	(1,830)	(1,100)	(3,221)	(2,028)
TOTAL	16,048	19,583	35,167	43,156

INTEREST AND OTHER CHARGES
Interest on long-term debt	26,072	31,486	55,098	63,252
Other interest - net	2,331	740	4,565	1,564
Allowance for borrowed funds used during construction	(700)	(731)	(2,033)	(1,810)
TOTAL	27,703	31,495	57,630	63,006

INCOME BEFORE INCOME TAXES	46,782	38,828	92,801	89,757

Income taxes	17,980	15,641	36,878	35,744

NET INCOME	28,802	23,187	55,923	54,013

Preferred distribution requirements and other	206	207	412	413

EARNINGS APPLICABLE TO COMMON EQUITY	$28,596	$22,980	$55,511	$53,600

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
	(In Thousands)

OPERATING ACTIVITIES
Net income	$55,923	$54,013
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges - net	7,567	4,387
Depreciation, amortization, and decommissioning	74,389	73,373
Deferred income taxes, investment tax credits, and non-current taxes accrued	59,199	77,410
Changes in working capital:
Receivables	61,127	(74,624)
Fuel inventory	(2,819)	(3,458)
Accounts payable	(85,115)	81,767
Taxes accrued	48,058	-
Interest accrued	(2,615)	(376)
Deferred fuel costs	14,908	(65,694)
Other working capital accounts	22,253	(98,852)
Provision for estimated losses and reserves	91	1,398
Changes in other regulatory assets	(29,696)	(935)
Other	(102,276)	60,236
Net cash flow provided by operating activities	120,994	108,645

INVESTING ACTIVITIES
Construction expenditures	(84,132)	(100,924)
Allowance for equity funds used during construction	3,284	2,915
Nuclear fuel purchases	(116)	(21,807)
Proceeds from sale/leaseback of nuclear fuel	20,621	21,755
Payment for purchase of plant	-	(56,409)
Investment in affiliates	160	-
Proceeds from nuclear decommissioning trust fund sales	33,706	26,318
Investment in nuclear decommissioning trust funds	(39,008)	(33,328)
Change in money pool receivable - net	(31,008)	(19,452)
Changes in other investments - net	-	3,934
Other	-	(812)
Net cash flow used in investing activities	(96,493)	(177,810)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	369,549
Retirement of long-term debt	-	(366,681)
Changes in credit borrowing - net	-	30,000
Dividends/distributions paid:
Common equity	(6,000)	(37,800)
Preferred membership interests	(412)	(447)
Other	(195)	(16)
Net cash flow used in financing activities	(6,607)	(5,395)

Net increase (decrease) in cash and cash equivalents	17,894	(74,560)

Cash and cash equivalents at beginning of period	49,303	108,036

Cash and cash equivalents at end of period	$67,197	$33,476

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$60,795	$63,446
Income taxes	$29,337	$11,154

Noncash financing activities:
Repayment by Entergy Texas of assumed long-term debt	$70,825	$148,837

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
ASSETS
June 30, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$169	$22,671
Temporary cash investments	67,028	26,632
Total cash and cash equivalents	67,197	49,303
Accounts receivable:
Customer	50,340	69,264
Allowance for doubtful accounts	(4,441)	(1,230)
Associated companies	186,568	179,217
Other	33,219	60,618
Accrued unbilled revenues	62,336	50,272
Total accounts receivable	328,022	358,141
Accumulated deferred income taxes	62,876	50,039
Fuel inventory - at average cost	36,570	33,751
Materials and supplies - at average cost	110,183	104,579
Deferred nuclear refueling outage costs	7,230	17,135
Debt assumption by Entergy Texas	100,509	100,509
Prepayments and other	9,130	6,381
TOTAL	721,717	719,838

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	189,400	189,560
Decommissioning trust funds	311,953	303,178
Non-utility property - at cost (less accumulated depreciation)	122,763	120,829
Other	13,696	13,245
TOTAL	637,812	626,812

UTILITY PLANT
Electric	6,543,526	6,402,668
Natural gas	110,098	106,125
Construction work in progress	93,814	201,544
Nuclear fuel under capital lease	127,334	140,689
Nuclear fuel	8,623	11,177
TOTAL UTILITY PLANT	6,883,395	6,862,203
Less - accumulated depreciation and amortization	3,590,765	3,560,458
UTILITY PLANT - NET	3,292,630	3,301,745

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	308,938	316,421
Other regulatory assets	287,435	287,912
Deferred fuel costs	100,124	100,124
Long-term receivables	21,571	21,558
Debt assumption by Entergy Texas	598,637	669,462
Other	13,998	13,089
TOTAL	1,330,703	1,408,566

TOTAL ASSETS	$5,982,862	$6,056,961

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
LIABILITIES AND MEMBERS' EQUITY
June 30, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$219,470	$219,470
Accounts payable:
Associated companies	108,800	155,147
Other	78,856	162,319
Customer deposits	44,618	40,484
Taxes accrued	48,476	418
Interest accrued	27,497	30,112
Deferred fuel costs	106,884	91,976
Obligations under capital leases	24,368	24,368
Pension and other postretirement liabilities	7,708	7,479
Gas hedge contracts	12,234	20,184
System agreement cost equalization	91,714	67,000
Other	8,794	9,220
TOTAL	779,419	828,177

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,373,897	1,308,449
Accumulated deferred investment tax credits	89,940	91,634
Obligations under capital leases	102,966	116,321
Other regulatory liabilities	27,276	22,007
Decommissioning and asset retirement cost liabilities	232,509	222,909
Accumulated provisions	13,987	13,896
Pension and other postretirement liabilities	183,499	188,390
Long-term debt	1,757,172	1,827,859
Other	39,952	105,176
TOTAL	3,821,198	3,896,641

Commitments and Contingencies

MEMBERS' EQUITY
Preferred membership interests without sinking fund	10,000	10,000
Members' equity	1,401,909	1,352,408
Accumulated other comprehensive loss	(29,664)	(30,265)
TOTAL	1,382,245	1,332,143

TOTAL LIABILITIES AND MEMBERS' EQUITY	$5,982,862	$6,056,961

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF MEMBERS' EQUITY AND COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended
	2009		2008
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,379,318		$1,312,933

Add: Net Income	28,802	$28,802	23,187	$23,187

Deduct:
Dividends/distributions declared on common equity	6,000		7,400
Preferred membership interests	206	206	207	207
Other	5		12
	6,211		7,619

Members' Equity - End of period	$1,401,909		$1,328,501

ACCUMULATED OTHER COMPREHENSIVE
LOSS (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	$(29,863)		$(22,605)

Pension and other postretirement liabilities (net of tax expense of $309 and $452)	199	199	303	303

Balance at end of period:
Pension and other postretirement liabilities	$(29,664)		$(22,302)
Comprehensive Income		$28,795		$23,283

	Six Months Ended
	2009		2008
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,352,408		$1,312,701

Add: Net Income	55,923	$55,923	54,013	$54,013

Deduct:
Dividends/distributions declared on common equity	6,000		37,800
Preferred membership interests	412	412	413	413
Other	10		-
	6,422		38,213

Members' Equity - End of period	$1,401,909		$1,328,501

ACCUMULATED OTHER COMPREHENSIVE
LOSS (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	$(30,265)		$(22,934)

Pension and other postretirement liabilities (net of tax expense of $745 and $880)	601	601	632	632

Balance at end of period:
Pension and other postretirement liabilities	$(29,664)		$(22,302)
Comprehensive Income		$56,112		$54,232

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Increase/
Description	2009	2008	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$88	$131	$(43)	(33)
Commercial	86	131	(45)	(34)
Industrial	95	179	(84)	(47)
Governmental	4	6	(2)	(33)
Total retail	273	447	(174)	(39)
Sales for resale
Associated companies	105	162	(57)	(35)
Non-associated companies	31	48	(17)	(35)
Other	22	24	(2)	(8)
Total	$431	$681	$(250)	(37)

Billed Electric Energy
Sales (GWh):
Residential	1,126	1,133	(7)	(1)
Commercial	1,211	1,213	(2)	-
Industrial	1,818	2,161	(343)	(16)
Governmental	55	53	2	4
Total retail	4,210	4,560	(350)	(8)
Sales for resale
Associated companies	1,930	1,932	(2)	-
Non-associated companies	743	671	72	11
Total	6,883	7,163	(280)	(4)

	Six Months Ended		Increase/
Description	2009	2008	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$189	$246	$(57)	(23)
Commercial	185	242	(57)	(24)
Industrial	207	332	(125)	(38)
Governmental	9	12	(3)	(25)
Total retail	590	832	(242)	(29)
Sales for resale
Associated companies	201	248	(47)	(19)
Non-associated companies	63	93	(30)	(32)
Other	36	29	7	24
Total	$890	$1,202	$(312)	(26)

Billed Electric Energy
Sales (GWh):
Residential	2,182	2,224	(42)	(2)
Commercial	2,336	2,348	(12)	(1)
Industrial	3,478	4,298	(820)	(19)
Governmental	106	106	-	-
Total retail	8,102	8,976	(874)	(10)
Sales for resale
Associated companies	3,713	2,678	1,035	39
Non-associated companies	1,404	1,335	69	5
Total	13,219	12,989	230	2

ENTERGY LOUISIANA, LLC

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Gustav and Hurricane Ike

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Gustav and Hurricane Ike" in the Form 10-K for a discussion of Hurricane Gustav (and, to a much lesser extent, Hurricane Ike), which caused catastrophic damage to Entergy Louisiana's service territory in September 2008.  Entergy Gulf States Louisiana and Entergy Louisiana filed their storm cost recovery case with the LPSC in May 2009.  Entergy Louisiana seeks a determination that $261.9 million of storm restoration costs are recoverable and seeks to replenish its storm reserve in the amount of a $200 million.  The storm restoration costs are net of costs that have already been paid from previously funded storm reserves.  Entergy Gulf States Louisiana and Entergy Louisiana expect to make a supplemental filing in the third quarter of 2009 to, among other things, recommend a recovery method for costs approved by the LPSC.  The parties have agreed to a procedural schedule that includes March 2010 hearing dates for both the recoverability and the method of recovery proceedings.  Recovery options include traditional base rate recovery, Louisiana Act 64 (passed in 2006) financing, or Louisiana Act 55 (passed in 2007) financing.  Entergy Gulf States Louisiana and Entergy Louisiana recovered their costs from Hurricane Katrina and Hurricane Rita primarily by Act 55 financing.

Results of Operations

Net Income

Second Quarter 2009 Compared to Second Quarter 2008

Net income increased $3.4 million primarily due to higher other income and a lower effective income tax rate, substantially offset by lower net revenue.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net income increased $20.4 million primarily due to higher other income, lower other operation and maintenance expenses, and a lower effective income tax rate, partially offset by lower net revenue, higher depreciation and amortization expenses, and higher interest expense.

Net Revenue

Second Quarter 2009 Compared to Second Quarter 2008

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the second quarter 2009 to the second quarter 2008.

Amount
(In Millions)

2008 net revenue	$258.2
Retail electric price	(17.3)
Other	0.7
2009 net revenue	$241.6

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

The retail electric price variance is primarily due to:

•	a credit passed on to customers as a result of the Act 55 storm cost financing; and
•
a net decrease in the formula rate plan effective August 2008 to remove interim storm cost recovery upon the Act 55 financing of storm costs as well as the storm damage accrual.  A portion of the decrease is offset in other operation and maintenance expenses.  See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan.

Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Rita and Hurricane Katrina" and Note 2 to the financial statements in the Form 10-K for a discussion of the interim recovery of storm costs and the Act 55 storm cost financing.

Gross operating revenues, fuel and  purchased power expenses, and other regulatory charges

Gross operating revenues decreased primarily due to:

•	a decrease of $171.1 million in fuel cost recovery revenues due to lower fuel rates and decreased usage; and
•
a decrease of $22.6 million in gross wholesale revenues due to a decrease in net generation and purchases resulting in less energy available for resale sales coupled with a decrease in the average price of energy available for resale sales.

Fuel and purchased power expenses decreased primarily due to decreases in the average market prices of natural gas and purchased power.

Other regulatory charges decreased primarily due to the amortization of interim storm cost recoveries that ceased in July 2008 with the Act 55 financing of storm costs.  Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Rita and Hurricane Katrina" and Note 2 to the financial statements in the Form 10-K for a discussion of the interim recovery of storm costs and the Act 55 storm cost financing.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2009 to the six months ended June 30, 2008.

Amount
(In Millions)

2008 net revenue	$477.5
Retail electric price	(34.5)
Other	10.5
2009 net revenue	$453.5

The retail electric price variance is primarily due to:

•	a credit passed on to customers as a result of the Act 55 storm cost financing; and
•
a net decrease in the formula rate plan effective August 2008 to remove interim storm cost recovery upon the Act 55 financing of storm costs as well as the storm damage accrual.  A portion of the decrease is offset in other operation and maintenance expenses.  See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan.

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Rita and Hurricane Katrina" and Note 2 to the financial statements in the Form 10-K for a discussion of the interim recovery of storm costs and the Act 55 storm cost financing.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues decreased primarily due to:

•	a decrease of $207 million in fuel cost recovery revenues due to lower fuel rates and decreased usage; and
•	a decrease of $21.2 million in gross wholesale revenues due to a decrease in net generation and purchases resulting in less energy available for resale sales.

Fuel and purchased power expenses decreased primarily due to decreases in the average market prices of natural gas and purchased power.

Other regulatory charges decreased primarily due to the amortization of interim storm cost recoveries that ceased in July 2008 with the Act 55 financing of storm costs.  Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Rita and Hurricane Katrina" and Note 2 to the financial statements in the Form 10-K for a discussion of the interim recovery of storm costs and the Act 55 storm cost financing.

Other Income Statement Variances

Second Quarter 2009 Compared to Second Quarter 2008

Other income increased primarily due to:

•
distributions of $13.6 million earned on preferred membership interests purchased from Entergy Holdings Company with the proceeds received from the Act 55 storm cost financings.  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Rita and Hurricane Katrina" and Note 2 to the financial statements in the Form 10-K for a discussion of the Act 55 storm cost financing; and

•	an increase in the allowance for equity funds used during construction due to increased construction work in progress in 2009.

Interest expense increased slightly primarily due to an increase in long-term debt outstanding as a result of the issuance of $300 million of 6.50% Series First Mortgage Bonds in August 2008, partially offset by an increase in the allowance for borrowed funds used during construction due to increased construction work in progress in 2009.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $9.7 million in loss reserves for storm damage in 2009 because of the completion of the Act 55 storm cost financing;
•	a decrease of $5.4 million in payroll-related costs; and
•	a decrease of $2.4 million due to lower fossil plant outage expenses compared to 2008.

The decrease was partially offset by the following:

•	an increase of $2.8 million in nuclear expenses due to higher nuclear labor and contract costs; and
•	an increase of $2.4 million in customer service costs primarily as a result of write-offs of uncollectible customer accounts.

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Other income increased primarily due to:

•
distributions of $27.2 million earned on preferred membership interests purchased from Entergy Holdings Company with the proceeds received from the Act 55 storm cost financings.  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Rita and Hurricane Katrina" and Note 2 to the financial statements in the Form 10-K for a discussion of the Act 55 storm cost financing; and

•	an increase in the allowance for equity funds used during construction due to more construction work in progress in 2009.

Interest expense increased primarily due to an increase in long-term debt outstanding as a result of the issuance of $300 million of 6.50% Series First Mortgage Bonds in August 2008, partially offset by an increase in the allowance for borrowed funds used during construction due to more construction work in progress in 2009.

Income Taxes

The effective income tax rate was 29.9% for the second quarter of 2009 and 27.7% for the six months ended June 30, 2009.  The differences in the effective income tax rates for the second quarter 2009 and the six months ended June 30, 2009 versus the federal statutory rate of 35.0% are primarily due to book and tax differences related to the storm cost financing and allowance for equity funds used during construction, partially offset by certain book and tax differences related to utility plant items and state income taxes.

The effective income tax rate was 39.7% for the second quarter of 2008 and 41.5% for the six months ended June 30, 2008.  The differences in the effective income tax rates for the second quarter 2008 and the six months ended June 30, 2008 versus the federal statutory rate of 35.0% are primarily due to certain book and tax differences related to utility plant items and state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction and the amortization of investment tax credits.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2009 and 2008 were as follows:

	2009	2008
	(In Thousands)

Cash and cash equivalents at beginning of period	$138,918	$300

Cash flow provided by (used in):
Operating activities	166,826	15,820
Investing activities	(212,944)	(201,257)
Financing activities	(19,972)	185,507
Net increase (decrease) in cash and cash equivalents	(66,090)	70

Cash and cash equivalents at end of period	$72,828	$370

Operating Activities

Cash flow provided by operating activities increased $151 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to increased recovery of fuel costs and income tax refunds of $31.0 million in 2009 compared to income tax payments of $1.3 million in 2008, partially offset by storm restoration spending caused by Hurricane Gustav.

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased $11.7 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to increased construction expenditures in 2009 due to Hurricane Gustav, the Little Gypsy Unit 3 repowering project and the Waterford 2 Generator Stator rewind project.  The increase was partially offset by decreased nuclear construction expenditures resulting from various nuclear projects in 2008 and money pool activity.

Decreases in Entergy Louisiana's receivable from the money pool are a source of cash flow, and Entergy Louisiana's receivable from the money pool decreased $14.7 million for the six months ended June 30, 2009.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries' need for external short-term borrowings.

Financing Activities

Entergy Louisiana's financing activities used $20 million of cash for the six months ended June 30, 2009 compared to providing $185.5 million of cash for the six months ended June 30, 2008 primarily due to borrowings of $200 million on Entergy Louisiana's credit facility in 2008 and money pool activity, partially offset by the repurchase in 2008 of $60 million of Auction Rate governmental bonds.

Increases in Entergy Louisiana's payable to the money pool is a source of cash flow, and Entergy Louisiana's payable to the money pool increased by $49.6 million for the six months ended June 30, 2008.

Capital Structure

Entergy Louisiana's capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2009	December 31, 2008

Net debt to net capital	43.4%	43.6%
Effect of subtracting cash from debt	1.2%	2.5%
Debt to capital	44.6%	46.1%

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

Entergy Louisiana's receivables from or (payables to) the money pool were as follows:

June 30, 2009	December 31, 2008	June 30, 2008	December 31, 2007
(In Thousands)

$46,559	$61,236	($52,419)	($2,791)

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Louisiana has a credit facility in the amount of $200 million scheduled to expire in August 2012.  No borrowings were outstanding under the facility as of June 30, 2009.

Little Gypsy Repowering Project

See the Form 10-K for a discussion of Entergy Louisiana's Little Gypsy repowering project.  On March 11, 2009, the LPSC voted in favor of a motion directing Entergy Louisiana to temporarily suspend the repowering project and, based upon an analysis of the project's economic viability, to make a recommendation regarding whether to proceed with the project.  This action was based upon a number of factors including the recent decline in natural gas prices, as well as environmental concerns, the unknown costs of carbon legislation and changes in the capital/financial markets. On April 1, 2009, Entergy Louisiana complied with the LPSC's directive and recommended that the project be suspended for an extended period of time of three years or more.  Entergy Louisiana estimates that its total costs for the project, if suspended, including actual spending to date and estimated contract cancellation costs, will be approximately $300 million.  Entergy Louisiana had obtained all major environmental permits required to begin construction.  A longer-term suspension places these permits at risk and may adversely affect the project's economics and technological feasibility.  On May 22, 2009, the LPSC issued an order declaring that Entergy Louisiana's decision to place the Little Gypsy project into a longer-term suspension of three years or more is in the public interest and prudent.  Entergy Louisiana expects to make a filing later in 2009 with the LPSC regarding the recovery of project costs.

Waterford 3 Steam Generator Replacement Project

In July 2009 the LPSC granted Entergy Louisiana's motion to dismiss, without prejudice, its application seeking recovery of cash earnings on construction work in progress (CWIP) for the steam generator replacement project, acknowledging Entergy Louisiana's right, at any time, to seek cash earnings on CWIP if Entergy Louisiana believes that circumstances or projected circumstances are such that a request for cash earnings on CWIP is merited.  The cash earnings on CWIP application had been consolidated with a similar request for the Little Gypsy repowering project that was also dismissed in response to the same motion.

Pension Contributions

See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on pension contributions.

State and Local Rate Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation.  Following are updates to the information provided in the Form 10-K.

In July 2009 the LPSC issued an order noting that the LPSC Staff and Entergy are continuing in negotiations that could result in the recommendation for the adoption of new Formula Rate Plans for Entergy Gulf States Louisiana and Entergy Louisiana, and the LPSC Staff will report to the LPSC on the progress of those negotiations at the LPSC's September meeting.  In the interim Entergy Gulf States Louisiana's and Entergy Louisiana's base rates will remain unchanged.  Entergy Gulf
States Louisiana and Entergy Louisiana will both implement previously approved capacity cost adjustments.  Entergy Gulf States Louisiana's net increase in capacity costs of $5 million will be deferred for future recovery.  Entergy Louisiana's net decrease in capacity costs of $17 million will be used to increase the storm reserve accrual.

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

In May 2007, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2006 test year, indicating a 7.6% earned return on common equity.  That filing included Entergy Louisiana's request to recover $39.8 million in unrecovered fixed costs associated with the loss of customers that resulted from Hurricane Katrina, a request that was reduced to $31.7 million.  In September 2007, Entergy Louisiana modified its formula rate plan filing to reflect its implementation of certain adjustments proposed by the LPSC Staff in its review of Entergy Louisiana's original filing with which Entergy Louisiana agreed, and to reflect its implementation of an $18.4 million annual formula rate plan increase comprised of (1) a $23.8 million increase representing 60% of Entergy Louisiana's revenue deficiency, and (2) a $5.4 million decrease for reduced incremental and deferred capacity costs.  The LPSC authorized Entergy Louisiana to defer for accounting purposes the difference between its $39.8 million claim, now at $31.7 million, for unrecovered fixed costs and 60% of the revenue deficiency to preserve Entergy Louisiana's right to pursue that claim in full during the formula rate plan proceeding.  In October 2007, Entergy Louisiana implemented a $7.1 million formula rate plan decrease that was due primarily to the reclassification of certain franchise fees from base rates to collection via a line item on customer bills pursuant to an LPSC Order.  The LPSC staff and intervenors recommended disallowance of certain costs included in Entergy Louisiana's filing.  Entergy Louisiana disagrees with the majority of the proposed disallowances and a hearing on the disputed issues was held in late-September/early-October 2008.  In March 2009 the ALJ issued a proposed recommendation, which does not allow recovery of the unrecovered fixed costs and also disallows recovery of all costs associated with Entergy's stock option plan.  Entergy Louisiana has filed exceptions to the ALJ's proposed recommendation.

Federal Regulation

See "System Agreement Proceedings" and "Independent Coordinator of Transmission" in the "Rate, Cost-recovery, and Other Regulation" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Utility Restructuring

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Utility Restructuring" in the Form 10-K for a discussion of utility restructuring.

Industrial and Commercial Customers

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Industrial and Commercial Customers" in the Form 10-K for a discussion of industrial and commercial customers.

Nuclear Matters

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters" in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Louisiana's accounting for nuclear decommissioning costs, unbilled revenue, and qualified pension and other postretirement benefits.

Qualified Pension and Other Postretirement Benefits

See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on qualified pension and other postretirement benefits.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY LOUISIANA, LLC
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$527,156	$753,778	$1,056,413	$1,318,522

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	84,993	142,279	219,567	255,274
Purchased power	194,614	342,322	371,136	564,849
Nuclear refueling outage expenses	5,475	4,222	11,069	8,725
Other operation and maintenance	108,169	111,537	201,811	212,409
Decommissioning	5,295	4,931	10,497	9,775
Taxes other than income taxes	17,071	16,507	33,715	31,248
Depreciation and amortization	50,569	47,909	100,016	94,970
Other regulatory charges - net	5,959	10,944	12,214	20,927
TOTAL	472,145	680,651	960,025	1,198,177

OPERATING INCOME	55,011	73,127	96,388	120,345

OTHER INCOME
Allowance for equity funds used during construction	7,414	3,765	14,860	7,022
Interest and dividend income	16,820	3,956	38,332	8,705
Miscellaneous - net	(1,425)	(727)	(2,198)	(1,939)
TOTAL	22,809	6,994	50,994	13,788

INTEREST AND OTHER CHARGES
Interest on long-term debt	23,501	18,777	46,908	38,332
Other interest - net	2,045	3,031	4,205	4,186
Allowance for borrowed funds used during construction	(4,782)	(2,308)	(9,592)	(4,304)
TOTAL	20,764	19,500	41,521	38,214

INCOME BEFORE INCOME TAXES	57,056	60,621	105,861	95,919

Income taxes	17,066	24,077	29,334	39,780

NET INCOME	39,990	36,544	76,527	56,139

Preferred distribution requirements and other	1,738	1,738	3,475	3,475

EARNINGS APPLICABLE TO
COMMON EQUITY	$38,252	$34,806	$73,052	$52,664

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
	(In Thousands)

OPERATING ACTIVITIES
Net income	$76,527	$56,139
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges - net	12,214	20,927
Depreciation, amortization, and decommissioning	110,513	104,745
Deferred income taxes, investment tax credits, and non-current taxes accrued	80,720	55,975
Changes in working capital:
Receivables	102,838	(49,797)
Accounts payable	(44,070)	134,714
Taxes accrued	283	19,130
Interest accrued	(7,460)	(7,248)
Deferred fuel costs	(28,644)	(260,114)
Other working capital accounts	(32,904)	(106,877)
Provision for estimated losses and reserves	95	2,630
Changes in other regulatory assets	(116,055)	12,824
Other	12,769	32,772
Net cash flow provided by operating activities	166,826	15,820

INVESTING ACTIVITIES
Construction expenditures	(240,172)	(203,859)
Allowance for equity funds used during construction	14,860	7,022
Insurance proceeds	-	612
Nuclear fuel purchases	(87)	(70,626)
Proceeds from the sale/leaseback of nuclear fuel	125	70,216
Investment in affiliates	160	-
Changes in other investments - net	996	(500)
Proceeds from nuclear decommissioning trust fund sales	33,463	9,293
Investment in nuclear decommissioning trust funds	(36,966)	(13,415)
Change in money pool receivable - net	14,677	-
Net cash flow used in investing activities	(212,944)	(201,257)

FINANCING ACTIVITIES
Retirement of long-term debt	(6,597)	(60,000)
Changes in credit borrowing - net	-	200,000
Change in money pool payable - net	-	49,628
Distributions paid:
Common equity	(9,700)	-
Preferred membership interests	(3,475)	(2,897)
Other	(200)	(1,224)
Net cash flow provided by (used in) financing activities	(19,972)	185,507

Net increase (decrease) in cash and cash equivalents	(66,090)	70

Cash and cash equivalents at beginning of period	138,918	300

Cash and cash equivalents at end of period	$72,828	$370

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$56,837	$48,039
Income taxes	$(31,044)	$1,250

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
ASSETS
June 30, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$332	$-
Temporary cash investments	72,496	138,918
Total cash and cash equivalents	72,828	138,918
Accounts receivable:
Customer	70,636	127,765
Allowance for doubtful accounts	(1,889)	(1,698)
Associated companies	170,130	244,575
Other	10,628	11,271
Accrued unbilled revenues	82,405	67,512
Total accounts receivable	331,910	449,425
Accumulated deferred income taxes	57,073	66,229
Materials and supplies - at average cost	124,746	128,388
Deferred nuclear refueling outage costs	9,208	19,962
Prepayments and other	18,974	10,046
TOTAL	614,739	812,968

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	544,994	545,154
Decommissioning trust funds	185,096	180,862
Non-utility property - at cost (less accumulated depreciation)	1,215	1,306
Note receivable - Entergy New Orleans	9,353	9,353
Other	809	1,805
TOTAL	741,467	738,480

UTILITY PLANT
Electric	6,917,675	6,734,732
Property under capital lease	256,348	256,348
Construction work in progress	599,841	602,070
Nuclear fuel under capital lease	48,062	74,197
TOTAL UTILITY PLANT	7,821,926	7,667,347
Less - accumulated depreciation and amortization	3,312,236	3,245,701
UTILITY PLANT - NET	4,509,690	4,421,646

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	134,798	107,596
Other regulatory assets	515,149	515,053
Deferred fuel costs	67,998	67,998
Long-term receivables	1,209	1,209
Other	21,083	20,218
TOTAL	740,237	712,074

TOTAL ASSETS	$6,606,133	$6,685,168

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
LIABILITIES AND MEMBERS' EQUITY
June 30, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$72,326	$-
Accounts payable:
Associated companies	51,619	67,465
Other	125,445	254,055
Customer deposits	81,803	78,401
Taxes accrued	25,976	25,693
Interest accrued	30,820	38,280
Deferred fuel costs	62,919	91,563
Obligations under capital leases	38,362	38,362
Pension and other postretirement liabilities	9,153	8,935
System agreement cost equalization	120,000	156,000
Gas hedge contracts	23,464	26,668
Other	31,053	33,841
TOTAL	672,940	819,263

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,040,544	1,940,065
Accumulated deferred investment tax credits	81,249	82,848
Obligations under capital leases	9,700	35,843
Other regulatory liabilities	34,545	43,562
Decommissioning	287,337	276,839
Accumulated provisions	20,011	19,916
Pension and other postretirement liabilities	283,837	282,683
Long-term debt	1,308,566	1,387,473
Other	95,378	88,838
TOTAL	4,161,167	4,158,067

Commitments and Contingencies

MEMBERS' EQUITY
Preferred membership interests without sinking fund	100,000	100,000
Members' equity	1,695,405	1,632,053
Accumulated other comprehensive loss	(23,379)	(24,215)
TOTAL	1,772,026	1,707,838

TOTAL LIABILITIES AND MEMBERS' EQUITY	$6,606,133	$6,685,168

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
STATEMENTS OF MEMBERS' EQUITY AND COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended
	2009		2008
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,662,253		$1,499,367

Add:
Net income	39,990	$39,990	36,544	$36,544
	39,990		36,544

Deduct:
Distributions declared:
Preferred membership interests	1,738	1,738	1,738	1,738
Common stock dividend to parent	5,100		-
	6,838		1,738

Members' Equity - End of period	$1,695,405		$1,534,173

ACCUMULATED OTHER COMPREHENSIVE
INCOME (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	$(23,797)		$(27,486)

Pension and other postretirement liabilities (net of tax expense of $348 and $409)	418	418	482	482

Balance at end of period:
Pension and other postretirement liabilities	$(23,379)		$(27,004)
Comprehensive Income		$38,670		$35,288

	Six Months Ended
	2009		2008
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,632,053		$1,481,509

Add:
Net income	76,527	$76,527	56,139	$56,139
	76,527		56,139

Deduct:
Distributions declared:
Preferred membership interests	3,475	3,475	3,475	3,475
Common stock dividend to parent	9,700		-
	13,175		3,475

Members' Equity - End of period	$1,695,405		$1,534,173

ACCUMULATED OTHER COMPREHENSIVE
INCOME (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	$(24,215)		$(27,968)

Pension and other postretirement liabilities (net of tax expense of $697 and $818)	836	836	964	964

Balance at end of period:
Pension and other postretirement liabilities	$(23,379)		$(27,004)
Comprehensive Income		$73,888		$53,628

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Increase/
Description	2009	2008	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$151	$215	$(64)	(30)
Commercial	112	155	(43)	(28)
Industrial	174	259	(85)	(33)
Governmental	9	11	(2)	(18)
Total retail	446	640	(194)	(30)
Sales for resale
Associated companies	46	66	(20)	(30)
Non-associated companies	1	3	(2)	(67)
Other	34	45	(11)	(24)
Total	$527	$754	$(227)	(30)

Billed Electric Energy
Sales (GWh):
Residential	1,902	1,976	(74)	(4)
Commercial	1,399	1,435	(36)	(3)
Industrial	3,435	3,437	(2)	-
Governmental	110	113	(3)	(3)
Total retail	6,846	6,961	(115)	(2)
Sales for resale
Associated companies	390	630	(240)	(38)
Non-associated companies	11	30	(19)	(63)
Total	7,247	7,621	(374)	(5)

	Six Months Ended		Increase/
Description	2009	2008	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$315	$397	$(82)	(21)
Commercial	230	283	(53)	(19)
Industrial	358	464	(106)	(23)
Governmental	19	22	(3)	(14)
Total retail	922	1,166	(244)	(21)
Sales for resale
Associated companies	78	97	(19)	(20)
Non-associated companies	3	5	(2)	(40)
Other	53	51	2	4
Total	$1,056	$1,319	$(263)	(20)

Billed Electric Energy
Sales (GWh):
Residential	3,834	3,946	(112)	(3)
Commercial	2,711	2,743	(32)	(1)
Industrial	6,478	6,667	(189)	(3)
Governmental	225	230	(5)	(2)
Total retail	13,248	13,586	(338)	(2)
Sales for resale
Associated companies	739	1,110	(371)	(33)
Non-associated companies	66	53	13	25
Total	14,053	14,749	(696)	(5)

ENTERGY MISSISSIPPI, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2009 Compared to Second Quarter 2008

Net income increased $3.8 million primarily due to higher net revenue, partially offset by lower other income, a higher effective income tax rate, and higher depreciation and amortization expenses.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net income increased $4.4 million primarily due to higher net revenue and lower other operation and maintenance expenses, offset by lower other income, higher taxes other than income taxes, higher depreciation and amortization expenses, and a higher effective income tax rate.

Net Revenue

Second Quarter 2009 Compared to Second Quarter 2008

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the second quarter 2009 to the second quarter 2008.

Amount
(In Millions)

2008 net revenue	$135.4
Retail electric price	7.3
Volume/weather	1.7
Other	2.6
2009 net revenue	$147.0

The retail electric price variance is primarily due to an increase in the Attala power plant costs that are recovered through the power management rider.  The net income effect of this recovery is limited to a portion representing an allowed return on equity with the remainder offset by Attala power plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes.

The volume/weather variance is primarily due to more favorable volume during the unbilled sales period compared to the same period in 2008, offset by a 16% decrease in electricity usage in the industrial sector.  Billed electricity usage decreased a total of 217 GWh.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues decreased primarily due to:

•	a decrease of $35.1 million in fuel cost recovery revenues due to lower fuel rates and decreased usage; and
•	a decrease of $25.6 million in gross wholesale revenues primarily due to a decrease in volume as a result of less energy available for resale sales.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Fuel and purchased power expenses decreased primarily due to decreases in the average market prices of natural gas and purchased power, significantly offset by an increase in deferred fuel expenses.

Other regulatory charges (credits) decreased primarily due to decreased recovery of costs associated with the power management recovery rider and decreased recovery through the Grand Gulf rider of Grand Gulf capacity costs due to lower rates and decreased usage. There is no material effect on net income due to quarterly adjustments to the power management recovery rider and annual adjustments to the Grand Gulf rider.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2009 to the six months ended June 30, 2008.

Amount
(In Millions)

2008 net revenue	$240.9
Retail electric price	9.4
Net wholesale revenue	1.8
Volume/weather	(2.4)
Other	4.1
2009 net revenue	$253.8

The retail electric price variance is primarily due to an increase in the Attala power plant costs that are recovered through the power management rider.  The net income effect of this recovery is limited to a portion representing an allowed return on equity with the remainder offset by Attala power plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes.

The net wholesale revenue variance is primarily due to a change in a contract with a wholesale customer that increased the volume in its monthly demand charge.

The volume/weather variance is primarily due to the effect of less favorable weather and a 17.4% decrease in electricity usage in the industrial sector.  Billed electricity usage decreased a total of 365 GWh.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues decreased primarily due to:

•	a decrease of $40.8 million in gross wholesale revenues primarily due to a decrease in volume as a result of less energy available for resale sales;
•	a decrease of $28.1 million in power management rider revenue;
•	a decrease of $15.8 million in fuel cost recovery revenues due to lower fuel rates and decreased usage; and
•	the volume/weather revenue variance discussed above.

Fuel and purchased power expenses decreased primarily due to decreased gas fuel generation and decreases in the average market prices of natural gas and purchased power, significantly offset by an increase in deferred fuel expenses.

Other regulatory charges (credits) decreased primarily due to decreased recovery of costs associated with the power management recovery rider and decreased recovery through the Grand Gulf Rider of Grand Gulf capacity costs due to lower rates and decreased usage. There is no material effect on net income due to quarterly adjustments to the power management recovery rider and annual adjustments to the Grand Gulf rider.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Other Income Statement Variances

Second Quarter 2009 Compared to Second Quarter 2008

Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Other income decreased primarily due to the potential buyer's forfeiture of a $1.7 million deposit in June 2008 for an option to purchase non-utility property.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $3.1 million in payroll-related costs; and
•	a decrease of $1.1 million in loss reserves.

These decreases were partially offset by an increase of $2.1 million in legal spending due to increased regulatory activity.

Taxes other than income taxes increased primarily due to a revision in January 2008 based on the receipt of information to finalize 2007 expense.

Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Other income decreased primarily due to the potential buyer's forfeiture of a $1.7 million deposit in June 2008 for an option to purchase non-utility property.

Income Taxes

The effective income tax rate was 40.2% for the second quarter 2009 and 37.6% for the six months ended June 30, 2009.  The difference in the effective income tax rate for the second quarter of 2009 versus the federal statutory rate of 35% is primarily due to state income taxes. The difference in the effective income tax rate for the six months ended June 30, 2009 versus the federal statutory rate of 35% is primarily due to an adjustment to the provision for uncertain tax positions, book and tax differences related to utility plant items, and payroll and benefits related items, partially offset by book and tax differences related to the allowance for equity funds used during construction and the amortization of investment tax credits.

The effective income tax rate was 37.2% for the second quarter 2008 and 36% for the six months ended June 30, 2008.  The difference in the effective income tax rate for the second quarter of 2008 versus the federal statutory rate of 35% is primarily due to state income taxes.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2009 and 2008 were as follows:

	2009	2008
	(In Thousands)

Cash and cash equivalents at beginning of period	$1,082	$40,582

Cash flow provided by (used in):
Operating activities	53,951	12,372
Investing activities	(84,773)	(77,357)
Financing activities	71,865	37,519
Net increase (decrease) in cash and cash equivalents	41,043	(27,466)

Cash and cash equivalents at end of period	$42,125	$13,116

Operating Activities

Cash flow provided by operating activities increased $41.6 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to increased recovery of deferred fuel costs, partially offset by the timing of payments to vendors.

Investing Activities

Cash flow used in investing activities increased $7.4 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to money pool activity, offset by decreased construction expenditures related to various fossil and distribution projects.

Increases in Entergy Mississippi's receivable from the money pool are a use of cash flow, and Entergy Mississippi's receivable from the money pool increased by $27 million for the six months ended June 30, 2009 compared to increasing $7.4 million for the six months ended June 30, 2008.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries' need for external short-term borrowings.

Financing Activities

Cash flow provided by financing activities increased $34.3 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to the issuance of $150 million of 6.64% Series First Mortgage Bonds in June 2009, offset by money pool activity and borrowings of $50 million on Entergy Mississippi's credit facilities in 2008.

Decreases in Entergy Mississippi's payable to the money pool are a use of cash flow, and Entergy Mississippi's payable to the money pool decreased by $66.0 million for the six months ended June 30, 2009.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Capital Structure

Entergy Mississippi's capitalization is balanced between equity and debt, as shown in the following table.  The increase in the debt to capital ratio is due to the issuance of $150 million of first mortgage bonds in June 2009, as discussed below.

	June 30, 2009	December 31, 2008

Net debt to net capital	52.4%	49.5%
Effect of subtracting cash from debt	1.3%	0.0%
Debt to capital	53.7%	49.5%

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, preferred stock without sinking fund, and shareholders' equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Mississippi uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Mississippi's financial condition.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Mississippi's uses and sources of capital.  Following are updates to the information presented in the Form 10-K.

Entergy Mississippi's receivables from or (payables to) the money pool were as follows:

June 30, 2009	December 31, 2008	June 30, 2008	December 31, 2007
(In Thousands)

$26,958	($66,044)	$28,398	$20,997

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

In May and June 2009, Entergy Mississippi renewed its two separate credit facilities through May 2010, increasing the borrowing limits to the aggregate amount of $60 million.  No borrowings were outstanding under the credit facilities as of June 30, 2009.

In June 2009, Entergy Mississippi issued $150 million of 6.64% Series First Mortgage Bonds due July 2019.  Entergy Mississippi used the proceeds to repay outstanding borrowings on its credit facilities, to repay short-term borrowings under the Entergy System money pool, and for other general corporate purposes.

Pension Contributions

See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on pension contributions.

State and Local Rate Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation" in the Form 10-K for a discussion of the formula rate plan and fuel and purchased power cost recovery. Following is an update to that discussion.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Formula Rate Plan

In March 2009, Entergy Mississippi made with the MPSC its annual scheduled formula rate plan filing for the 2008 test year.  The filing reported a $27.0 million revenue deficiency and an earned return on common equity of 7.41%.  Entergy Mississippi requested a $14.5 million increase in annual electric revenues, which is the maximum increase allowed under the terms of the formula rate plan.  The MPSC issued an order on June 30, 2009, finding that Entergy Mississippi's earned return was sufficiently below the lower bandwidth limit set by the formula rate plan to require a $14.5 million increase in annual revenues, effective for bills rendered on or after June 30, 2009.

In March 2008, Entergy Mississippi made its annual scheduled formula rate plan filing for the 2007 test year with the MPSC.  The filing showed that a $10.1 million increase in annual electric revenues is warranted.  In June 2008, Entergy Mississippi reached a settlement with the Mississippi Public Utilities Staff that would result in a $3.8 million rate increase.  In January 2009 the MPSC rejected the settlement and left the current rates in effect.  Entergy Mississippi appealed the MPSC's decision to the Mississippi Supreme Court.  After the decision of the MPSC regarding the formula rate plan filing for the 2008 test year, Entergy Mississippi filed a motion to dismiss its appeal to the Mississippi Supreme Court.

Fuel and Purchased Power Recovery

On June 30, 2009, the MPSC issued an order stating that it may hire an independent audit firm to audit Entergy Mississippi's fuel adjustment clause or other mechanism directly related to the purchase of fuel or energy for the period October 2007 through September 2009.

Federal Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Federal Regulation" in the Form 10-K for a discussion of "System Agreement Proceedings," "Transmission," and "Interconnection Orders."

Utility Restructuring

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Utility Restructuring" in the Form 10-K for a discussion of utility restructuring.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Mississippi's accounting for unbilled revenue and qualified pension and other postretirement benefits.

Qualified Pension and Other Postretirement Benefits

See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on qualified pension and other postretirement benefits.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$290,615	$351,982	$552,320	$646,832

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	79,748	70,428	180,561	149,192
Purchased power	79,850	120,269	175,119	216,368
Other operation and maintenance	58,796	59,240	109,025	110,346
Taxes other than income taxes	15,203	15,163	31,812	29,974
Depreciation and amortization	21,730	20,860	43,013	41,274
Other regulatory charges (credits) - net	(16,021)	25,915	(57,168)	40,400
TOTAL	239,306	311,875	482,362	587,554

OPERATING INCOME	51,309	40,107	69,958	59,278

OTHER INCOME
Allowance for equity funds used during construction	754	838	1,718	1,614
Interest and dividend income	223	564	449	774
Miscellaneous - net	(674)	1,606	(1,180)	944
TOTAL	303	3,008	987	3,332

INTEREST AND OTHER CHARGES
Interest on long-term debt	10,993	10,195	21,460	20,745
Other interest - net	1,066	1,309	2,220	2,445
Allowance for borrowed funds used during construction	(429)	(468)	(1,046)	(902)
TOTAL	11,630	11,036	22,634	22,288

INCOME BEFORE INCOME TAXES	39,982	32,079	48,311	40,322

Income taxes	16,055	11,949	18,146	14,513

NET INCOME	23,927	20,130	30,165	25,809

Preferred dividend requirements and other	707	707	1,414	1,414

EARNINGS APPLICABLE TO
COMMON STOCK	$23,220	$19,423	$28,751	$24,395

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
	(In Thousands)

OPERATING ACTIVITIES
Net income	$30,165	$25,809
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges (credits) - net	(57,168)	40,400
Depreciation and amortization	43,013	41,274
Deferred income taxes, investment tax credits, and non-current taxes accrued	5,007	(899)
Changes in working capital:
Receivables	11,333	(44,248)
Fuel inventory	(892)	817
Accounts payable	(625)	78,455
Taxes accrued	(8,590)	(4,678)
Interest accrued	(3,942)	1,026
Deferred fuel costs	55,830	(121,576)
Other working capital accounts	(3,608)	(27,681)
Provision for estimated losses and reserves	2,950	(7,320)
Changes in other regulatory assets	(51,609)	6,250
Other	32,087	24,743
Net cash flow provided by operating activities	53,951	12,372

INVESTING ACTIVITIES
Construction expenditures	(59,434)	(70,992)
Allowance for equity funds used during construction	1,718	1,614
Change in money pool receivable - net	(26,958)	(7,401)
Payment to storm reserve escrow account	(180)	(578)
Other	81	-
Net cash flow used in investing activities	(84,773)	(77,357)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	148,723	29,533
Retirement of long-term debt	-	(30,000)
Change in credit borrowings - net	-	50,000
Change in money pool payable - net	(66,044)	-
Dividends paid:
Common stock	(9,400)	(10,600)
Preferred stock	(1,414)	(1,414)
Net cash flow provided by financing activities	71,865	37,519

Net increase (decrease) in cash and cash equivalents	41,043	(27,466)

Cash and cash equivalents at beginning of period	1,082	40,582

Cash and cash equivalents at end of period	$42,125	$13,116

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$26,538	$21,120
Income taxes	$-	$4,209

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
June 30, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$141	$1,072
Temporary cash investment	41,984	10
Total cash and cash equivalents	42,125	1,082
Accounts receivable:
Customer	56,868	76,503
Allowance for doubtful accounts	(729)	(687)
Associated companies	52,252	29,291
Other	10,099	11,675
Accrued unbilled revenues	49,368	35,451
Total accounts receivable	167,858	152,233
Deferred fuel costs	-	5,025
Accumulated deferred income taxes	25,096	19,335
Fuel inventory - at average cost	10,180	9,288
Materials and supplies - at average cost	30,967	31,921
Prepayments and other	9,538	6,290
TOTAL	285,764	225,174

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	5,535	5,615
Non-utility property - at cost (less accumulated depreciation)	4,933	5,000
Storm reserve escrow account	31,871	31,692
Note receivable - Entergy New Orleans	7,610	7,610
TOTAL	49,949	49,917

UTILITY PLANT
Electric	3,023,143	2,951,636
Property under capital lease	7,122	7,806
Construction work in progress	51,442	81,959
TOTAL UTILITY PLANT	3,081,707	3,041,401
Less - accumulated depreciation and amortization	1,086,371	1,058,426
UTILITY PLANT - NET	1,995,336	1,982,975

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	32,568	23,693
Other regulatory assets	267,207	226,933
Other	21,575	19,451
TOTAL	321,350	270,077

TOTAL ASSETS	$2,652,399	$2,528,143

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
June 30, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$45,985	$115,876
Other	39,868	39,623
Customer deposits	61,405	58,517
Taxes accrued	32,306	40,896
Interest accrued	13,171	17,113
Deferred fuel costs	50,805	-
System agreement cost equalization	20,571	23,000
Gas hedge contracts	15,414	15,610
Other	3,796	5,373
TOTAL	283,321	316,008

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	590,774	571,193
Accumulated deferred investment tax credits	8,060	8,605
Obligations under capital lease	5,694	6,418
Other regulatory liabilities	-	22,331
Asset retirement cost liabilities	4,925	4,784
Accumulated provisions	39,907	36,957
Pension and other postretirement liabilities	115,257	118,223
Long-term debt	845,267	695,330
Other	24,205	32,656
TOTAL	1,634,089	1,496,497

Commitments and Contingencies

Preferred stock without sinking fund	50,381	50,381

SHAREHOLDERS' EQUITY
Common stock, no par value, authorized 12,000,000
shares; issued and outstanding 8,666,357 shares in 2009 and 2008	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	485,972	466,621
TOTAL	684,608	665,257

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,652,399	$2,528,143

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Increase/
Description	2009	2008	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$101	$116	$	(15)	(13)
Commercial	95	108		(13)	(12)
Industrial	36	44		(8)	(18)
Governmental	9	10		(1)	(10)
Total retail	241	278		(37)	(13)
Sales for resale
Associated companies	10	36		(26)	(72)
Non-associated companies	7	9		(2)	(22)
Other	33	29		4	14
Total	$291	$352	$	(61)	(17)

Billed Electric Energy
Sales (GWh):
Residential	1,094	1,157		(63)	(5)
Commercial	1,115	1,162		(47)	(4)
Industrial	519	621		(102)	(16)
Governmental	96	101		(5)	(5)
Total retail	2,824	3,041		(217)	(7)
Sales for resale
Associated companies	66	217		(151)	(70)
Non-associated companies	81	113		(32)	(28)
Total	2,971	3,371		(400)	(12)

	Six Months Ended		Increase/
Description	2009	2008	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$208	$227	$	(19)	(8)
Commercial	188	207		(19)	(9)
Industrial	72	86		(14)	(16)
Governmental	18	20		(2)	(10)
Total retail	486	540		(54)	(10)
Sales for resale
Associated companies	15	56		(41)	(73)
Non-associated companies	14	15		(1)	(7)
Other	37	36		1	3
Total	$552	$647	$	(95)	(15)

Billed Electric Energy
Sales (GWh):
Residential	2,378	2,446		(68)	(3)
Commercial	2,186	2,259		(73)	(3)
Industrial	1,026	1,243		(217)	(17)
Governmental	189	196		(7)	(4)
Total retail	5,779	6,144		(365)	(6)
Sales for resale
Associated companies	86	398		(312)	(78)
Non-associated companies	152	149		3	2
Total	6,017	6,691		(674)	(10)

ENTERGY NEW ORLEANS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2009 Compared to Second Quarter 2008

Net income decreased $2.6 million primarily due to lower net revenue.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net income decreased $5.2 million primarily due to lower net revenue, partially offset by lower interest expense.

Net Revenue

Second Quarter 2009 Compared to Second Quarter 2008

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the changes in net revenue comparing the second quarter 2009 to the second quarter 2008.

Amount
(In Millions)

2008 net revenue	$66.6
Price applied to unbilled sales	(4.6)
Effect of rate case settlement	(1.0)
Volume/weather	4.1
Other	(1.2)
2009 net revenue	$63.9

The price applied to unbilled sales variance results from a decline in natural gas and purchased power prices.

The effect of rate case settlement variance results from the April 2009 settlement of Entergy New Orleans' rate case, and includes the effects of realigning non-fuel costs associated with the operation of Grand Gulf from the fuel adjustment clause to electric base rates effective June 2009.  See Note 2 to the financial statements for further discussion of the rate case settlement.

The volume/weather variance is primarily due to increased usage during the unbilled sales period.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to:

•	a decrease of $47.5 million in affiliated wholesale revenue primarily due to a decrease in the average price of the energy available for resale sales;
•	a decrease of $31.6 million in electric fuel cost recovery revenues due to lower fuel rates and lower usage; and
•	a decrease of $14.3 million in gross gas revenues primarily due to lower fuel cost recovery revenues.

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Fuel and purchased power expenses decreased primarily due to decreases in the average market prices of natural gas and purchased power.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the changes in net revenue comparing the six months ended June 30, 2009 to the six months ended June 30, 2008.

Amount
(In Millions)

2008 net revenue	$129.0
Price applied to unbilled sales	(7.2)
Effect of rate case settlement	(2.2)
Volume/weather	3.3
Other	(2.9)
2009 net revenue	$120.0

The price applied to unbilled sales variance results from a decline in natural gas and purchased power prices.

The effect of rate case settlement variance results from the April 2009 settlement of Entergy New Orleans' rate case, and includes the effects of realigning non-fuel costs associated with the operation of Grand Gulf from the fuel adjustment clause to electric base rates effective June 2009.  See Note 2 to the financial statements for further discussion of the rate case settlement.

The volume/weather variance is primarily due to increased usage during the unbilled sales period.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to:

•	a decrease of $53.3 million in gross wholesale revenue due to a decrease in the average price of energy available for resale sales;
•	a decrease of $32.9 million in electric fuel cost recovery revenues due to lower fuel rates and lower usage; and
•	a decrease of $19.9 million in gross gas revenues due to decreased fuel recovery revenue as a result of lower price.

Fuel and purchased power expenses decreased primarily due to decreases in the average market prices of natural gas and purchased power.

Other Income Statement Variances

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Other income decreased primarily due to a reduction in interest earned on money pool investments.

Interest and other charges decreased primarily due to a reduction in the interest rate on notes payable issued to affiliates as part of Entergy New Orleans' plan of reorganization, as described more fully in Note 18 to the financial statements in the Form 10-K.

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Income Taxes

The effective income tax rate was 39.8% for the second quarter 2009 and 39.6% for the six months ended June 30, 2009.  The differences in the effective income tax rates for the second quarter of 2009 and the six months ended June 30, 2009 versus the federal statutory rate of 35% are primarily due to state income taxes and book and tax differences related to utility plant items.

The effective income tax rate was 35.1% for the second quarter 2008 and 41.4% for the six months ended June 30, 2008.  The difference in the effective income tax rate for the second quarter of 2008 versus the federal statutory rate of 35% is primarily due to state income taxes, substantially offset by a $1.1 million adjustment to income tax expense that related to expense for the first quarter 2008.  The difference in the effective income tax rate for the six months ended June 30, 2008 versus the federal statutory rate of 35% is primarily due to state income taxes and book and tax differences related to utility plant items.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2009 and 2008 were as follows:

	2009	2008
	(In Thousands)

Cash and cash equivalents at beginning of period	$137,444	$92,010

Cash flow provided by (used in):
Operating activities	44,787	42,836
Investing activities	(51,267)	(80,221)
Financing activities	(9,238)	(1,056)
Net decrease in cash and cash equivalents	(15,718)	(38,441)

Cash and cash equivalents at end of period	$121,726	$53,569

Operating Activities

Net cash flow provided by operating activities increased $2 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to increased recovery of deferred fuel costs  and the timing of collections of receivables from customers partially offset by the timing of payments to vendors.

Investing Activities

Net cash used in investing activities decreased $29 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to money pool activity and lower capital expenditures due to the timing of various projects, partially offset by insurance proceeds received in 2008 on the Hurricane Katrina claim.

Increases in Entergy New Orleans' receivable from the money pool are a use of cash flow, and Entergy New Orleans' receivable from the money pool increased by $18 million in the six months ended June 30, 2009 compared to increasing $77.1 million in the six months ended June 30, 2008.

Financing Activities

Net cash used in financing activities increased $8.2 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to dividends paid on common stock in 2009.

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Capital Structure

Entergy New Orleans' capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2009	December 31, 2008

Net debt to net capital	38.8%	37.0%
Effect of subtracting cash from debt	14.6%	17.1%
Debt to capital	53.4%	54.1%

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable and long-term debt, including the currently maturing portion.  Capital consists of debt, preferred stock without sinking fund, and shareholders' equity.  Net capital consists of capital less cash and cash equivalents.  Entergy New Orleans uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy New Orleans' financial condition.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy New Orleans' uses and sources of capital.  The following are updates to the Form 10-K.

Entergy New Orleans' receivables from the money pool were as follows:

June 30, 2009	December 31, 2008	June 30, 2008	December 31, 2007
(In Thousands)

$78,079	$60,093	$124,796	$47,705

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Pension Contributions

See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on pension contributions.

State and Local Rate Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation.  Following are updates to the information provided in the Form 10-K.

Filings with the City Council

Retail Rates

As discussed in the Form 10-K, on July 31, 2008, Entergy New Orleans filed an electric and gas base rate case with the City Council.  On April 2, 2009, the City Council approved a comprehensive settlement.  The settlement provides for a net $35.3 million reduction in combined fuel and non-fuel revenue requirement, including conversion of the $10.6 million voluntary recovery credit to a permanent reduction and complete realignment of Grand Gulf cost recovery from fuel to base rates, and a $4.95 million gas rate increase, both effective June 1, 2009.  A new three-year formula rate plan was also adopted, with terms including an 11.1% electric

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

return on common equity (ROE) with a +/- 40 basis point bandwidth and a 10.75% gas ROE with a +/- 50 basis point bandwidth.  Earnings outside the bandwidth reset to the midpoint ROE, with the difference flowing prospectively to customers or Entergy New Orleans depending on whether Entergy New Orleans is over- or under-earning.  The formula rate plan also includes a recovery mechanism for City Council-approved capacity additions, plus provisions for extraordinary cost changes and force majeure.

Fuel Adjustment Clause Litigation

See the Form 10-K for a discussion of the lawsuit filed by a group of ratepayers in April 1999 against Entergy New Orleans, Entergy Corporation, Entergy Services, and Entergy Power in state court in Orleans Parish purportedly on behalf of all Entergy New Orleans ratepayers.  In February 2004, the City Council approved a resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through September 2004.  In May 2005 the Civil District Court for the Parish of Orleans affirmed the City Council resolution, finding no support for the plaintiffs' claim that the refund amount should be higher.  In June 2005, the plaintiffs appealed the Civil District Court decision to the Louisiana Fourth Circuit Court of Appeal.  On February 25, 2008, the Fourth Circuit Court of Appeal issued a decision affirming in part, and reversing in part, the Civil District Court's decision.  Although the Fourth Circuit Court of Appeal did not reverse any of the substantive findings and conclusions of the City Council or the Civil District Court, the Fourth Circuit found that the amount of the refund was arbitrary and capricious and increased the amount of the refund to $34.3 million.  In April 2009 the Louisiana Supreme Court reversed the decision of the Louisiana Fourth Circuit Court of Appeal and reinstated the decision of the Civil District Court.  On April 17, 2009, the plaintiffs requested rehearing by the Louisiana Supreme Court.  On May 29, 2009, the Louisiana Supreme Court denied the request for rehearing.

Federal Regulation

See "System Agreement Proceedings" and "Independent Coordinator of Transmission" in the "Federal Regulation" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Environmental Risks

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy New Orleans' accounting for unbilled revenue and qualified pension and other postretirement benefits.

Unbilled Revenue

As discussed in the Form 10-K, Entergy New Orleans records an estimate of the revenues earned for energy delivered since the latest customer billing.  Effective June 1, 2009 the fuel cost component is no longer included in the unbilled revenue calculation at Entergy New Orleans.

Qualified Pension and Other Postretirement Benefits

See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on qualified pension and other postretirement benefits.

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY NEW ORLEANS, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$118,700	$194,567	$245,644	$334,795
Natural gas	18,437	32,941	62,587	84,067
TOTAL	137,137	227,508	308,231	418,862

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	25,946	101,058	93,733	180,957
Purchased power	47,087	58,795	94,364	106,806
Other operation and maintenance	28,085	27,413	54,535	52,233
Taxes other than income taxes	8,761	10,099	19,216	20,233
Depreciation and amortization	8,455	8,209	16,770	16,303
Other regulatory charges - net	224	1,029	178	2,059
TOTAL	118,558	206,603	278,796	378,591

OPERATING INCOME	18,579	20,905	29,435	40,271

OTHER INCOME
Allowance for equity funds used during construction	(109)	57	109	135
Interest and dividend income	1,236	2,492	3,017	4,846
Miscellaneous - net	(266)	(255)	(521)	(1,016)
TOTAL	861	2,294	2,605	3,965

INTEREST AND OTHER CHARGES
Interest on long-term debt	2,908	3,239	5,819	6,480
Other interest - net	1,513	2,076	2,414	4,408
Allowance for borrowed funds used during construction	82	(37)	(39)	(87)
TOTAL	4,503	5,278	8,194	10,801

INCOME BEFORE INCOME TAXES	14,937	17,921	23,846	33,435

Income taxes	5,942	6,290	9,452	13,857

NET INCOME	8,995	11,631	14,394	19,578

Preferred dividend requirements and other	241	241	482	482

EARNINGS APPLICABLE TO
COMMON STOCK	$8,754	$11,390	$13,912	$19,096

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
	(In Thousands)
OPERATING ACTIVITIES
Net income	$14,394	$19,578
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges - net	178	2,059
Depreciation and amortization	16,770	16,303
Deferred income taxes, investment tax credits, and non-current taxes accrued	(3,596)	16,878
Changes in working capital:
Receivables	28,382	(17,115)
Fuel inventory	4,886	1,206
Accounts payable	(11,896)	18,311
Taxes accrued	15,094	(2,285)
Interest accrued	(437)	(334)
Deferred fuel costs	(6,989)	(16,153)
Other working capital accounts	(9,504)	(6,929)
Provision for estimated losses and reserves	3,048	3,330
Changes in other regulatory assets	(6,493)	11,516
Other	950	(3,529)
Net cash flow provided by operating activities	44,787	42,836

INVESTING ACTIVITIES
Construction expenditures	(30,063)	(50,770)
Allowance for equity funds used during construction	109	135
Insurance proceeds	-	50,953
Change in money pool receivable - net	(17,986)	(77,092)
Change in other investments - net	(3,327)	(3,447)
Net cash flow used in investing activities	(51,267)	(80,221)

FINANCING ACTIVITIES
Retirement of long term debt	(728)	(541)
Dividends paid:
Common stock	(8,000)	-
Preferred stock	(482)	(482)
Other	(28)	(33)
Net cash flow used in financing activities	(9,238)	(1,056)

Net decrease in cash and cash equivalents	(15,718)	(38,441)

Cash and cash equivalents at beginning of period	137,444	92,010

Cash and cash equivalents at end of period	$121,726	$53,569

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$4,698	$10,848
Income taxes	$(3,212)	$1,270

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
ASSETS
June 30, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$152	$1,119
Temporary cash investments	121,574	136,325
Total cash and cash equivalents	121,726	137,444
Accounts receivable:
Customer	35,010	53,934
Allowance for doubtful accounts	(1,145)	(1,112)
Associated companies	81,553	70,608
Other	5,829	3,270
Accrued unbilled revenues	23,164	28,107
Total accounts receivable	144,411	154,807
Deferred fuel costs	24,736	21,827
Fuel inventory - at average cost	3,312	8,198
Materials and supplies - at average cost	9,809	9,472
Prepayments and other	10,428	4,483
TOTAL	314,422	336,231

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	3,259	3,259
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Other property and investments	6,205	2,878
TOTAL	10,480	7,153

UTILITY PLANT
Electric	729,964	767,327
Natural gas	196,697	197,231
Construction work in progress	68,819	22,314
TOTAL UTILITY PLANT	995,480	986,872
Less - accumulated depreciation and amortization	514,065	542,499
UTILITY PLANT - NET	481,415	444,373

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	-
Other regulatory assets	148,546	208,524
Other	7,411	7,254
TOTAL	160,037	215,778

TOTAL ASSETS	$966,354	$1,003,535

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
June 30, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$22,349	$24,523
Other	21,415	39,327
Customer deposits	19,806	18,944
Taxes accrued	35,440	20,346
Accumulated deferred income taxes	10,062	7,387
Interest accrued	3,493	3,930
Other	5,119	9,203
TOTAL CURRENT LIABILITIES	117,684	123,660

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	72,665	112,827
Accumulated deferred investment tax credits	2,311	2,471
SFAS 109 regulatory liability - net	60,460	72,046
Other regulatory liabilities	45,439	12,040
Retirement cost liability	3,068	2,966
Accumulated provisions	13,657	10,609
Pension and other postretirement liabilities	47,542	49,322
Long-term debt	272,249	272,973
Gas system rebuild insurance proceeds	88,828	98,418
Other	5,333	14,997
TOTAL NON-CURRENT LIABILITIES	611,552	648,669

Commitments and Contingencies

Preferred stock without sinking fund	19,780	19,780

SHAREHOLDERS' EQUITY

Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2009
and 2008	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	147,300	141,388
TOTAL	217,338	211,426

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$966,354	$1,003,535

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Increase/
Description	2009	2008	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$32	$38	$(6)	(16)
Commercial	36	47	(11)	(23)
Industrial	8	12	(4)	(33)
Governmental	14	19	(5)	(26)
Total retail	90	116	(26)	(22)
Sales for resale
Associated companies	20	67	(47)	(70)
Non-associated companies	-	2	(2)	(100)
Other	9	10	(1)	(10)
Total	$119	$195	$(76)	(39)

Billed Electric Energy
Sales (GWh):
Residential	336	322	14	4
Commercial	439	452	(13)	(3)
Industrial	134	139	(5)	(4)
Governmental	192	192	-	-
Total retail	1,101	1,105	(4)	-
Sales for resale
Associated companies	378	478	(100)	(21)
Non-associated companies	2	7	(5)	(71)
Total	1,481	1,590	(109)	(7)

	Six Months Ended		Increase/
Description	2009	2008	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$67	$71	$(4)	(6)
Commercial	75	87	(12)	(14)
Industrial	17	22	(5)	(23)
Governmental	30	35	(5)	(14)
Total retail	189	215	(26)	(12)
Sales for resale
Associated companies	51	103	(52)	(50)
Non-associated companies	-	2	(2)	(100)
Other	6	15	(9)	(60)
Total	$246	$335	$(89)	(27)

Billed Electric Energy
Sales (GWh):
Residential	669	628	41	7
Commercial	844	860	(16)	(2)
Industrial	247	270	(23)	(9)
Governmental	374	370	4	1
Total retail	2,134	2,128	6	-
Sales for resale
Associated companies	866	804	62	8
Non-associated companies	10	10	-	-
Total	3,010	2,942	68	2

ENTERGY TEXAS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Ike and Hurricane Gustav

See the Form 10-K for a discussion of Hurricane Ike, which caused catastrophic damage to Entergy Texas' service territory in September 2008.  In April 2009 a law was enacted in Texas that authorizes recovery of these types of costs by securitization.  Entergy Texas filed its storm cost recovery case in April 2009 seeking a determination that $577.5 million of Hurricane Ike and Hurricane Gustav restoration costs are recoverable, including estimated costs for work to be completed.  On August 5, 2009, Entergy Texas submitted to the ALJ an unopposed settlement agreement that will, if approved resolve all issues in the storm cost recovery case.  Under the terms of the agreement $566.4 million, plus carrying costs, are eligible for recovery.  In addition, $70 million in anticipated insurance proceeds will be credited as an offset to the securitized amount, subject to true-up based on actual proceeds received.  Of the $11.1 million difference between Entergy Texas' request and the amount agreed to, which is part of the black box agreement and not directly attributable to any specific individual issues raised, $6.8 million is operation and maintenance expense for which Entergy Texas has recorded a charge in the second quarter 2009.  The remaining $4.3 million will be recorded as utility plant.  The PUCT is expected to consider the agreement at its August 13, 2009, meeting.

On July 16, 2009, Entergy Texas also made its financing request filing seeking approval to recover its approved costs, plus carrying costs, by securitization.  A prehearing conference was held on August 4, 2009, and the ALJ ordered a procedural schedule that includes a September 25, 2009 hearing date.

Results of Operations

Net Income

Second Quarter 2009 Compared to Second Quarter 2008

Net income decreased by $16.2 million primarily due to lower net revenue, higher other operation and maintenance expenses, and higher interest and other charges, partially offset by higher other income.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net income decreased by $17.7 million primarily due to lower net revenue, higher other operation and maintenance expenses, and higher interest and other charges, partially offset by higher other income.

Net Revenue

Second Quarter 2009 Compared to Second Quarter 2008

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the second quarter 2009 to the second quarter 2008.

Amount
(In Millions)

2008 net revenue	$120.4
Rough production cost equalization	(18.6)
Retail electric price	5.7
Other	1.6
2009 net revenue	$109.1

Entergy Texas, Inc.
Management's Financial Discussion and Analysis

As discussed further in Note 2 to the financial statements, the rough production cost equalization variance is due to an additional $18.6 million allocation of 2007 rough production cost equalization receipts ordered by the PUCT to Texas retail customers over what was originally allocated to Entergy Texas prior to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 2007.

The retail electric price variance is primarily due to rate increases effective late-January 2009.  See Note 2 to the financial statements for further discussion of the rate increases.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues decreased primarily due to a decrease of $108.3 million in fuel cost recovery revenues primarily attributable to lower fuel rates and a decrease in affiliated wholesale revenue of $85.9 million due to a decrease in the average price of energy available for resale sales.

Fuel and purchased power expenses decreased primarily due to decreases in the average market prices of natural gas and purchased power, partially offset by an increase in deferred fuel expense due to fuel and purchased power expense decreases in excess of lower fuel cost recovery revenues.

Other regulatory charges increased primarily due to rough production cost equalization charges as described above.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2009 to the six months ended June 30, 2008.

Amount
(In Millions)

2008 net revenue	$217.9
Rough production cost equalization	(18.6)
Reserve equalization	(5.2)
Retail electric price	12.1
Other	1.6
2009 net revenue	$207.8

As discussed further in Note 2 to the financial statements, the rough production cost equalization variance is due to an additional $18.6 million allocation of 2007 rough production cost equalization receipts ordered by the PUCT to Texas retail customers over what was originally allocated to Entergy Texas prior to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 2007.

The reserve equalization variance is primarily due to increased reserve equalization expense related to changes in the Entergy System generation mix compared to the same period in 2008.

The retail electric price variance is primarily due to rate increases effective late-January 2009.  See Note 2 to the financial statements for further discussion of the rate increases.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues decreased primarily due to a decrease in affiliated wholesale revenue of $123.9 million due to a decrease in the average price of

Entergy Texas, Inc.
Management's Financial Discussion and Analysis

energy available for resale sales and a decrease of $52 million in fuel cost recovery revenues primarily attributable to lower fuel rates, partially offset by the interim fuel refund in the first quarter 2008.  The interim refund and the PUCT approval is discussed in Note 2 to the financial statements in the Form 10-K.

Fuel and purchased power expenses decreased primarily due to decreases in the average market prices of natural gas and purchased power, partially offset by an increase in deferred fuel expense due to fuel and purchased power expense decreases in excess of lower fuel cost recovery revenues.

Other regulatory charges increased primarily due to rough production cost equalization charges as described above.

Other Income Statement Variances

Second Quarter 2009 Compared to Second Quarter 2008

Other operation and maintenance expenses increased primarily due to:

•	an increase of $6.8 million due to the Hurricane Ike and Hurricane Gustav storm cost recovery settlement agreement, as discussed above under Hurricane Ike and Hurricane Gustav;
•	an increase of $4.3 million in fossil expenses primarily due to higher plant maintenance costs and plant outages; and
•	an increase of $1.4 million in customer service costs primarily as a result of write-offs of uncollectible customer accounts.

Other income increased primarily due to carrying charges on Hurricane Ike storm restoration costs as authorized by Texas legislation in the second quarter 2009, partially offset by a decrease in taxes collected on advances for transmission projects which is offset in income tax expense and a decrease in interest earned on money pool investments.

Interest and other charges increased primarily due to an increase in long-term debt outstanding and higher interest on deferred fuel costs.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Other operation and maintenance expenses increased primarily due to:

•	an increase of $6.8 million due to the Hurricane Ike and Hurricane Gustav storm cost recovery settlement agreement, as discussed above under Hurricane Ike and Hurricane Gustav;
•	an increase of $4.2 million in fossil expenses primarily due to higher plant maintenance costs and plant outages;
•	an increase of $2.0 million in customer service costs primarily as a result of write-offs of uncollectible customer accounts;
•	an increase of $1.7 million in transmission spending for transmission equalization expenses and costs related to the Independent Coordinator of Transmission;
•	an increase of $1.5 million in local easement fees as the result of higher gross revenues in certain locations within the Texas jurisdiction; and
•	an increase of $1.2 million in legal spending due to increased litigation and legal fees.

Other income increased primarily due to carrying charges on Hurricane Ike storm restoration costs as authorized by Texas legislation in the second quarter 2009 and an increase in the allowance for equity funds used during construction due to more construction work in progress due to the effects of Hurricane Ike.  The increase was partially offset by a decrease in taxes collected on advances for transmission projects and a decrease in interest earned on money pool investments.

Entergy Texas, Inc.
Management's Financial Discussion and Analysis

Interest and other charges increased primarily due to an increase in long-term debt outstanding and higher interest on deferred fuel costs.

Income Taxes

The effective income tax rate was 54.3% for the second quarter 2009 and 46.8% for the six months ended June 30, 2009.  The differences in the effective income tax rate for the second quarter 2009 and for the six months ended June 30, 2009 versus the federal statutory rate of 35% were primarily due to book and tax differences related to state income taxes, payroll- and benefits-related items, and utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction and the amortization of investment tax credits.

The effective income tax rate was 37.5% for the second quarter 2008 and 37.3% for the six months ended June 30, 2008.  The differences in the effective income tax rate for the second quarter 2008 and for the six months ended June 30, 2008 versus the federal statutory rate of 35% were primarily due to state income taxes, partially offset by an adjustment to the provision for uncertain tax positions.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2009 and 2008 were as follows:

	2009	2008
	(In Thousands)

Cash and cash equivalents at beginning of period	$2,239	$297,082

Cash flow provided by (used in):
Operating activities	(26,998)	(13,383)
Investing activities	(145,929)	60,404
Financing activities	246,220	(321,354)
Net increase (decrease) in cash and cash equivalents	73,293	(274,333)

Cash and cash equivalents at end of period	$75,532	$22,749

Operating Activities

Net cash flow used in operating activities increased $13.6 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to Hurricane Ike restoration spending, partially offset by increased recovery of deferred fuel costs and the timing of the collection of receivables from customers.  The increased fuel recovery was primarily caused by the $71 million fuel cost over-recovery refund in 2008 that is discussed in Note 2 to the financial statements in the Form 10-K, in addition to the over-recovery of fuel costs in 2009 compared to 2008.

Investing Activities

Investing activities used cash of $145.9 million for the six months ended June 30, 2009 compared to providing cash of $60.4 million for the six months ended June 30, 2008 primarily due to money pool activity and increased construction expenditures due to Hurricane Ike.  Increases in Entergy Texas' receivable from the money pool are a use of cash flow, and Entergy Texas' receivable from the money pool increased by $48.4 million for the six months ended June 30, 2009 compared to decreasing by $104.3 million for the six months ended June 30, 2008.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries' need for external short-term borrowings.

Entergy Texas, Inc.
Management's Financial Discussion and Analysis

Financing Activities

Financing activities provided cash of $246.2 million for the six months ended June 30, 2009 compared to using cash of $321.4 million for the six months ended June 30, 2008 primarily due to:

•	the issuance of $500 million of 7.125% Series Mortgage Bonds in January 2009;
•	the issuance of $150 million of 7.875% Series Mortgage Bonds in May 2009;
•	$150 million of capital returned to Entergy Corporation in February 2008 as discussed in the Form 10-K; and
•	the retirement of $80 million of long-term debt in 2009 compared to $159.2 million in 2008.

The cash provided was partially offset by:

•	the repayment of Entergy Texas' $160 million note payable from Entergy Corporation in January 2009;
•	the repayment of $100 million outstanding on Entergy Texas' credit facility in February 2009; and
•	money pool activity.

Decreases in Entergy Texas' payable to the money pool are a use of cash flow, and Entergy Texas' payable to the money pool decreased by $50.8 million for the six months ended June 30, 2009.

Capital Structure

Entergy Texas' capitalization is balanced between equity and debt, as shown in the following table.  The increase in the debt to capital ratio for Entergy Texas as of June 30, 2009 is primarily due to the issuance of $500 million 7.125% Series Mortgage Bonds in January 2009 and the issuance of $150 million 7.875% Series Mortgage Bonds in May 2009, partially offset by the repayment of Entergy Texas' $160 million note payable from Entergy Corporation in January 2009, the repayment of $100 million outstanding on Entergy Texas' credit facility in February 2009, and the retirement of $80 million of long-term debt prior to maturity.

	June 30, 2009	December 31, 2008

Net debt to net capital	63.4%	59.9%
Effect of subtracting cash from debt	1.0%	0.0%
Debt to capital	64.4%	59.9%

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

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Texas' uses and sources of capital.  Following are updates to the information provided in the Form 10-K.

Entergy Texas' receivables from or (payables to) the money pool were as follows:

June 30, 2009	December 31, 2008	June 30, 2008	December 31, 2007
(In Thousands)

$48,363	($50,794)	$49,920	$154,176

Entergy Texas, Inc.
Management's Financial Discussion and Analysis

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Texas has a credit facility in the amount of $100 million scheduled to expire in August 2012.  No borrowings were outstanding under the facility as of June 30, 2009.

In December 2008, Entergy Texas borrowed $160 million from its parent company, Entergy Corporation, under a $300 million revolving credit facility pursuant to an Inter-Company Credit Agreement between Entergy Corporation and Entergy Texas.  This borrowing would have matured on December 3, 2013.  Entergy Texas used the proceeds, together with other available corporate funds, to pay at maturity the portion of the $350 million Floating Rate series of First Mortgage Bonds due December 2008 that had been assumed by Entergy Texas, and that bond series is no longer outstanding.  In January 2009, Entergy Texas repaid its $160 million note payable to Entergy Corporation with the proceeds from the bond issuance discussed below.

    In January 2009, Entergy Texas issued $500 million of 7.125% Series Mortgage Bonds due February 2019. Entergy Texas used a portion of the proceeds to repay its $160 million note payable to Entergy Corporation, to repay the $100 million outstanding on its credit facility, to repay short-term borrowings under the Entergy System money pool, and to repay prior to maturity the following obligations that had been assumed by Entergy Texas under the debt assumption agreement with Entergy Gulf States Louisiana:

Governmental Bonds share assumed under debt assumption agreement:	Amount
(In Thousands)

6.75% Series due 2012, Calcasieu Parish	$22,115
6.7% Series due 2013, Point Coupee Parish	$7,990
7.0% Series due 2015, West Feliciana Parish	$22,400
6.6% Series due 2028, West Feliciana Parish	$18,320

Entergy Texas used the remaining proceeds for other general corporate purposes.

In May 2009, Entergy Texas issued $150 million of 7.875% Series Mortgage Bonds due June 2039.  Entergy Texas intends to use the proceeds to repay on or prior to maturity $100,509,000 of the Floating Rate Series Mortgage Bonds due December 2009 that had been assumed by Entergy Texas under the debt assumption agreement with Entergy Gulf States Louisiana and for other general corporate purposes.  A portion of the net proceeds were used to repay borrowings from the Entergy System money pool and invested in temporary cash investments and the Entergy System money pool.

Pension Contributions

See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on pension contributions.

Transition to Retail Competition in Texas

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Transition to Retail Competition in Texas" in the Form 10-K for a discussion of electric restructuring activity that involves Entergy Texas.  In June 2009, a law was enacted in Texas that requires Entergy Texas to cease all activities relating to Entergy Texas' transition to competition.  The law allows Entergy Texas to remain a part of the SERC Region, although it does not prevent Entergy Texas from joining the Southwest Power Pool.  The law provides that any further proceedings to certify a power region that Entergy Texas belongs to as a qualified power region can be initiated by the PUCT, or on motion by another party, when the conditions supporting such a proceeding exist.  Under the new law, the PUCT may not approve a transition to competition plan for Entergy Texas until the expiration of four years from the PUCT's certification of Entergy Texas' power region.  In response to the new law, Entergy Texas in June 2009 gave notice to the PUCT of the withdrawal of its transition to competition plan, and requested that its transition to competition proceeding be dismissed.  In July 2009 the ALJ dismissed the proceeding.

Entergy Texas, Inc.
Management's Financial Discussion and Analysis

The new law also contains provisions that allow Entergy Texas to be included in a cost recovery mechanism that permits annual filings for the recovery of reasonable and necessary expenditures for transmission infrastructure improvement and changes in wholesale transmission charges.  This mechanism was previously available to other non-ERCOT Texas utility companies, but not to Entergy Texas.

The new law further amends already existing law that had required Entergy Texas to propose for PUCT approval a tariff to allow eligible customers the ability to contract for competitive generation.  The amending language in the new law provides, among other things, that:  1) the tariff shall not be implemented in a manner that harms the sustainability or competitiveness of manufacturers who choose not to participate in the tariff; 2) Entergy Texas shall "purchase competitive generation service, selected by the customer, and provide the generation at retail to the customer"; and 3)  Entergy Texas shall provide and price transmission service and ancillary services under that tariff at a rate that is unbundled from its cost of service.  The new law directs that the PUCT may not issue an order on the tariff that is contrary to an applicable decision, rule, or policy statement of a federal regulatory agency having jurisdiction.  Entergy Texas has thus far not made a filing with the PUCT in response to the newly adopted law addressing the tariff.  The new law provides that the PUCT shall approve, reject, or modify the proposed tariff not later than September 1, 2010.

State and Local Rate Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation.  Following are updates to that discussion.

PUCT Proceedings

In January 2008, Entergy Texas made a compliance filing with the PUCT describing how its 2007 Rough Production Cost Equalization receipts under the System Agreement were allocated between Entergy Gulf States, Inc.'s Texas and Louisiana jurisdictions.  A hearing was held at the end of July 2008, and in October 2008 the ALJ issued a proposal for decision recommending an additional $18.6 million allocation to Texas retail customers.  The PUCT adopted the ALJ's proposal for decision in December 2008.  Because the PUCT allocation to Texas retail customers is inconsistent with the LPSC allocation to Louisiana retail customers, adoption of the proposal for decision by the PUCT could result in trapped costs between the Texas and Louisiana jurisdictions with no mechanism for recovery.  The PUCT denied Entergy Texas' motion for rehearing and Entergy Texas commenced proceedings in both state and federal district courts seeking to reverse the PUCT's decision.  On May 12, 2009, certain defendants, in their official capacities as Commissioners of the PUCT, filed a motion to dismiss Entergy Texas' pending complaint before the U.S. District Court for the Western District of Texas.  The federal proceeding, including a ruling on the motion to dismiss, has been abated pending further action by the FERC in the proceeding discussed below.

Entergy Texas also filed with the FERC a proposed amendment to the System Agreement bandwidth formula to specifically calculate the payments to Entergy Gulf States Louisiana and Entergy Texas of Entergy Gulf States, Inc.'s rough production cost equalization receipts for 2007.  On May 8, 2009, the FERC issued an order rejecting the proposed amendment, stating, among other things, that the FERC does not have jurisdiction over the allocation of an individual utility's receipts/payments among or between its retail jurisdictions and that this was a matter for the courts to review in the pending proceedings noted above.  Because of the FERC's order, Entergy Texas recorded the effects of the PUCT's allocation of the additional $18.6 million to retail customers in the second quarter of 2009.  On an after-tax basis, the charge to earnings was approximately $13.0 million (including interest).  Entergy requested rehearing of the FERC's order, and on July 8, 2009, the FERC granted the request for rehearing for the limited purpose of affording more time for consideration of Entergy's request.

Entergy Texas, Inc.
Management's Financial Discussion and Analysis

In May 2009, Entergy Texas filed with the PUCT a request to refund $46.1 million, including interest, of fuel cost recovery over-collections through February 2009.  Entergy Texas requested that the proposed refund be made over a four-month period beginning June 2009.  Pursuant to a stipulation among the various parties, in June 2009 the PUCT issued an order approving a refund of $59.2 million, including interest, of fuel cost recovery overcollections through March 2009.  The refund will be made over a three-month period beginning July 2009.

As discussed in the Form 10-K, Entergy Texas made a rate filing in September 2007 with the PUCT requesting an annual rate increase totaling $107.5 million, including a base rate increase of $64.3 million and riders totaling $43.2 million.  On December 16, 2008, Entergy Texas filed a term sheet that reflected a settlement agreement that included the PUCT Staff and the other active participants in the rate case.  On December 19, 2008, the ALJs approved Entergy Texas' request to implement interim rates reflecting the agreement.  The agreement includes a $46.7 million base rate increase, among other provisions.  Under the ALJs' interim order, Entergy Texas implemented interim rates, subject to refund and surcharge, reflecting the rates established through the settlement.  These rates became effective with bills rendered on and after January 28, 2009, for usage on and after December 19, 2008.  In addition, the existing recovery mechanism for incremental purchased power capacity costs ceased as of January 28, 2009, with purchased power capacity costs then subsumed within the base rates set in this proceeding.  Certain Texas municipalities exercised their original jurisdiction and took final action to approve rates consistent with the interim rates approved by the ALJs.  In March 2009, the PUCT approved the settlement, which made the interim rates final, and this PUCT decision is now final and non-appealable.

Federal Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Federal Regulation" in the Form 10-K for a discussion of "System Agreement Proceedings," "Transmission," and "Interconnection Orders."

Industrial and Commercial Customers

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Industrial and Commercial Customers" in the Form 10-K for a discussion of industrial and commercial customers.

Environmental Risks

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Texas' accounting for the application of SFAS 71, unbilled revenue, and qualified pension and other postretirement benefits.

Qualified Pension and Other Postretirement Benefits

See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on qualified pension and other postretirement benefits.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries' Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$377,319	$565,349	$790,793	$962,391

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	102,900	158,288	269,832	227,182
Purchased power	138,160	280,189	279,417	505,593
Other operation and maintenance	60,109	46,254	105,629	84,675
Decommissioning	48	46	96	91
Taxes other than income taxes	13,821	12,944	27,942	26,544
Depreciation and amortization	18,680	18,872	37,203	37,237
Other regulatory charges - net	27,167	6,518	33,787	11,697
TOTAL	360,885	523,111	753,906	893,019

OPERATING INCOME	16,434	42,238	36,887	69,372

OTHER INCOME
Allowance for equity funds used during construction	1,149	402	3,519	978
Interest and dividend income	21,724	1,346	28,448	5,553
Miscellaneous - net	(313)	9,276	994	11,086
TOTAL	22,560	11,024	32,961	17,617

INTEREST AND OTHER CHARGES
Interest on long-term debt	24,435	18,545	45,947	38,507
Other interest - net	3,764	698	4,059	2,575
Allowance for borrowed funds used during construction	(531)	(230)	(1,719)	(557)
TOTAL	27,668	19,013	48,287	40,525

INCOME BEFORE INCOME TAXES	11,326	34,249	21,561	46,464

Income taxes	6,154	12,833	10,086	17,336

NET INCOME	$5,172	$21,416	$11,475	$29,128

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
	(In Thousands)

OPERATING ACTIVITIES
Net income	$11,475	$29,128
Adjustments to reconcile net income to net cash flow used in operating activities:
Reserve for regulatory adjustments	-	188
Other regulatory charges - net	33,787	11,697
Depreciation, amortization, and decommissioning	37,299	37,328
Deferred income taxes, investment tax credits, and non-current taxes accrued	(34,723)	(1,695)
Changes in working capital:
Receivables	123,816	(22,625)
Fuel inventory	(5,221)	(2,385)
Accounts payable	(84,815)	168,607
Taxes accrued	(49,595)	10,907
Interest accrued	14,303	(5,735)
Deferred fuel costs	108,688	(130,734)
Other working capital accounts	(20,771)	(25,115)
Provision for estimated losses and reserves	(2,905)	1,208
Changes in other regulatory assets	(211,089)	17,342
Other	52,753	(101,499)
Net cash flow used in operating activities	(26,998)	(13,383)

INVESTING ACTIVITIES
Construction expenditures	(104,047)	(53,993)
Allowance for equity funds used during construction	3,519	978
Change in money pool receivable - net	(48,363)	104,256
Changes in transition charge account	2,962	9,171
Other	-	(8)
Net cash flow provided by (used in) investing activities	(145,929)	60,404

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	637,692	-
Return of capital to parent	-	(150,000)
Retirement of long-term debt	(79,978)	(159,232)
Changes in money pool payable - net	(50,794)	-
Repayment of loan from Entergy Corporation	(160,000)	-
Changes in credit borrowings - net	(100,000)	-
Dividends paid:
Common stock	(700)	(12,000)
Other	-	(122)
Net cash flow provided by (used in) financing activities	246,220	(321,354)

Net increase (decrease) in cash and cash equivalents	73,293	(274,333)

Cash and cash equivalents at beginning of period	2,239	297,082

Cash and cash equivalents at end of period	$75,532	$22,749

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$33,881	$44,855
Income taxes	$6,000	$6,493

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$191	$2,201
Temporary cash investments	75,341	38
Total cash and cash equivalents	75,532	2,239
Securitization recovery trust account	9,100	12,062
Accounts receivable:
Customer	58,518	82,583
Allowance for doubtful accounts	(935)	(1,001)
Associated companies	201,241	258,629
Other	6,586	14,122
Accrued unbilled revenues	43,732	30,262
Total accounts receivable	309,142	384,595
Deferred fuel costs	-	21,179
Accumulated deferred income taxes	83,870	88,611
Fuel inventory - at average cost	62,866	57,645
Materials and supplies - at average cost	29,116	36,329
Prepayments and other	10,425	12,785
TOTAL	580,051	615,445

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	835	845
Non-utility property - at cost (less accumulated depreciation)	1,642	1,788
Other	18,127	17,451
TOTAL	20,604	20,084

UTILITY PLANT
Electric	3,078,987	2,912,972
Construction work in progress	112,511	221,387
TOTAL UTILITY PLANT	3,191,498	3,134,359
Less - accumulated depreciation and amortization	1,098,438	1,104,116
UTILITY PLANT - NET	2,093,060	2,030,243

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	87,619	84,997
Other regulatory assets	1,119,270	1,117,257
Long-term receivables	559	559
Other	56,093	116,186
TOTAL	1,263,541	1,318,999

TOTAL ASSETS	$3,957,256	$3,984,771

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY
June 30, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT LIABILITIES
Currently maturing portion of debt assumption liability	$100,509	$100,509
Accounts payable:
Associated companies	63,273	144,662
Other	77,860	342,449
Customer deposits	40,454	40,589
Taxes accrued	-	49,595
Interest accrued	36,405	22,102
Deferred fuel costs	87,509	-
Pension and other postretirement liabilities	1,269	1,269
System agreement cost equalization	186,354	214,315
Other	2,303	4,551
TOTAL	595,936	920,041

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	719,984	756,996
Accumulated deferred investment tax credits	23,330	24,128
Other regulatory liabilities	20,097	-
Asset retirement cost liabilities	3,346	3,250
Accumulated provisions	10,031	12,936
Pension and other postretirement liabilities	83,437	91,316
Note payable to Entergy Corporation	-	160,000
Long-term debt - assumption liability	598,637	669,462
Other long-term debt	952,233	414,906
Other	39,301	31,587
TOTAL	2,450,396	2,164,581

Commitments and Contingencies

SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 200,000,000 shares;
issued and outstanding 46,525,000 shares in 2009 and 2008	49,452	49,452
Paid-in capital	481,994	481,994
Retained earnings	379,478	368,703
TOTAL	910,924	900,149

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,957,256	$3,984,771

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIAIRES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS AND PAID-IN CAPITAL
For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended
	2009	2008
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$374,606	$330,520

Add:
Net Income	5,172	21,416
	5,172	21,416

Deduct:
Dividends declared on common stock	300	12,000

Retained Earnings - End of period	$379,478	$339,936

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$481,994	$481,994

Deduct:
Return of capital to parent	-	-

Paid-in capital - End of period	$481,994	$481,994

	Six Months Ended
	2009	2008
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$368,703	$322,808

Add:
Net Income	11,475	29,128
	11,475	29,128

Deduct:
Dividends declared on common stock	700	12,000

Retained Earnings - End of period	$379,478	$339,936

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$481,994	$631,994

Deduct:
Return of capital to parent	-	(150,000)

Paid-in capital - End of period	$481,994	$481,994

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Increase/
Description	2009	2008	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$120	$149	$(29)	(19)
Commercial	86	110	(24)	(22)
Industrial	87	135	(48)	(36)
Governmental	6	8	(2)	(25)
Total retail	299	402	(103)	(26)
Sales for resale
Associated companies	57	143	(86)	(60)
Non-associated companies	1	3	(2)	(67)
Other	20	17	3	18
Total	$377	$565	$(188)	(33)

Billed Electric Energy
Sales (GWh):
Residential	1,162	1,232	(70)	(6)
Commercial	994	1,042	(48)	(5)
Industrial	1,393	1,607	(214)	(13)
Governmental	61	62	(1)	(2)
Total retail	3,610	3,943	(333)	(8)
Sales for resale
Associated companies	955	1,079	(124)	(11)
Non-associated companies	12	29	(17)	(59)
Total	4,577	5,051	(474)	(9)

	Six Months Ended		Increase/
Description	2009	2008	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$259	$260	$(1)	-
Commercial	184	187	(3)	(2)
Industrial	191	239	(48)	(20)
Governmental	12	13	(1)	(8)
Total retail	646	699	(53)	(8)
Sales for resale
Associated companies	115	239	(124)	(52)
Non-associated companies	2	5	(3)	(60)
Other	28	19	9	47
Total	$791	$962	$(171)	(18)

Billed Electric Energy
Sales (GWh):
Residential	2,341	2,444	(103)	(4)
Commercial	1,922	1,985	(63)	(3)
Industrial	2,709	3,151	(442)	(14)
Governmental	121	123	(2)	(2)
Total retail	7,093	7,703	(610)	(8)
Sales for resale
Associated companies	1,843	1,976	(133)	(7)
Non-associated companies	41	51	(10)	(20)
Total	8,977	9,730	(753)	(8)

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

Net income remained relatively flat, increasing $1.6 million for the second quarter 2009 and $2.4 million for the six months ended June 30, 2009 compared to the same periods in 2008.  Losses realized on System Energy's decommissioning trust funds in the second quarter 2009 were offset by corresponding regulatory credits in accordance with regulatory treatment.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2009 and 2008 were as follows:

	2009	2008
	(In Thousands)

Cash and cash equivalents at beginning of period	$102,788	$105,005

Cash flow provided by (used in):
Operating activities	112,296	97,862
Investing activities	(56,142)	(84,271)
Financing activities	(67,855)	(71,901)
Net decrease in cash and cash equivalents	(11,701)	(58,310)

Cash and cash equivalents at end of period	$91,087	$46,695

Operating Activities

Net cash provided by operating activities increased $14.4 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to a decrease of $8.9 million in income tax payments.

Investing Activities

Net cash used in investing activities decreased $28.1 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to money pool activity.  Increases in System Energy's receivable from the money pool are a use of cash flow, and System Energy's receivable from the money pool increased by $14.1 million for the six months ended June 30, 2009 compared to an increase of $47.9 million for the six months ended June 30, 2008.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Capital Structure

System Energy's capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2009	December 31, 2008

Net debt to net capital	46.6%	48.2%
Effect of subtracting cash from debt	2.8%	3.0%
Debt to capital	49.4%	51.2%

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

As discussed in the Form 10-K as a potential use of capital, System Energy plans a 178 MW uprate of the Grand Gulf nuclear plant.  The project is expected to cost $575 million.  On May 22, 2009, a petition and supporting testimony were filed at the MPSC requesting a Certificate of Public Convenience and Necessity for implementation of the uprate.  The City of New Orleans is the only party that has intervened in the case.  No procedural schedule has been set for the case.

           System Energy's receivables from the money pool were as follows:

June 30, 2009	December 31, 2008	June 30, 2008	December 31, 2007
(In Thousands)

$57,000	$42,915	$101,497	$53,620

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Pension Contributions

See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on pension contributions.

Nuclear Matters

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters" in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Environmental Risks" in the Form 10-K for a discussion of environmental risks.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in System Energy's accounting for nuclear decommissioning costs and qualified pension and other postretirement benefits.

Nuclear Decommissioning Costs

In the second quarter 2009, System Energy recorded a revision to its estimated decommissioning cost liabilities for Grand Gulf as a result of a revised decommissioning cost study.  The revised estimate resulted in a $4.2 million reduction in its decommissioning liability, along with a corresponding reduction in the related regulatory asset.

Qualified Pension and Other Postretirement Benefits

See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on qualified pension and other postretirement benefits.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$130,387	$128,366	$257,759	$242,738

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	15,561	12,688	31,328	23,304
Nuclear refueling outage expenses	4,820	4,209	9,587	8,413
Other operation and maintenance	33,110	32,008	58,465	56,997
Decommissioning	7,360	6,847	14,589	13,571
Taxes other than income taxes	6,323	6,101	12,506	4,029
Depreciation and amortization	24,868	24,522	52,161	51,077
Other regulatory credits - net	(7,777)	(2,571)	(10,481)	(4,557)
TOTAL	84,265	83,804	168,155	152,834

OPERATING INCOME	46,122	44,562	89,604	89,904

OTHER INCOME
Allowance for equity funds used during construction	4,713	1,237	6,614	2,366
Interest and dividend income (loss)	(1,761)	3,665	1,556	6,212
Miscellaneous - net	(90)	(121)	(262)	(288)
TOTAL	2,862	4,781	7,908	8,290

INTEREST AND OTHER CHARGES
Interest on long-term debt	11,145	11,321	22,356	23,283
Other interest - net	108	37	127	80
Allowance for borrowed funds used during construction	(1,578)	(415)	(2,217)	(793)
TOTAL	9,675	10,943	20,266	22,570

INCOME BEFORE INCOME TAXES	39,309	38,400	77,246	75,624

Income taxes	15,616	16,309	31,160	31,932

NET INCOME	$23,693	$22,091	$46,086	$43,692

See Notes to Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
	(In Thousands)

OPERATING ACTIVITIES
Net income	$46,086	$43,692
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory credits - net	(10,481)	(4,557)
Depreciation, amortization, and decommissioning	66,750	64,648
Deferred income taxes, investment tax credits, and non-current taxes accrued	9,432	(3,659)
Changes in working capital:
Receivables	4,270	16,909
Accounts payable	1,604	(11,747)
Prepaid taxes	4,377	-
Interest accrued	(37,088)	(34,959)
Other working capital accounts	3,420	1,713
Provision for estimated losses and reserves	(99)	(488)
Changes in other regulatory assets	(16,761)	(5,679)
Other	40,786	31,989
Net cash flow provided by operating activities	112,296	97,862

INVESTING ACTIVITIES
Construction expenditures	(36,678)	(23,966)
Allowance for equity funds used during construction	6,614	2,366
Proceeds from nuclear decommissioning trust fund sales	322,003	176,470
Investment in nuclear decommissioning trust funds	(334,176)	(191,266)
Changes in money pool receivable - net	(14,085)	(47,878)
Other	180	3
Net cash flow used in investing activities	(56,142)	(84,271)

FINANCING ACTIVITIES
Retirement of long-term debt	(28,440)	(26,701)
Dividends paid:
Common stock	(36,500)	(45,200)
Other	(2,915)	-
Net cash flow used in financing activities	(67,855)	(71,901)

Net decrease in cash and cash equivalents	(11,701)	(58,310)

Cash and cash equivalents at beginning of period	102,788	105,005

Cash and cash equivalents at end of period	$91,087	$46,695

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$88,615	$55,753
Income taxes	$7,136	$16,072

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
June 30, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$22	$250
Temporary cash investments	91,065	102,538
Total cash and cash equivalents	91,087	102,788
Accounts receivable:
Associated companies	100,127	91,119
Other	3,881	3,074
Total accounts receivable	104,008	94,193
Materials and supplies - at average cost	77,458	74,496
Deferred nuclear refueling outage costs	16,775	26,485
Prepaid taxes	70,402	74,779
Prepayments and other	4,321	993
TOTAL	364,051	373,734

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	280,863	268,822
Note receivable - Entergy New Orleans	25,560	25,560
TOTAL	306,423	294,382

UTILITY PLANT
Electric	3,312,638	3,314,473
Property under capital lease	479,933	479,933
Construction work in progress	157,680	122,952
Nuclear fuel under capital lease	101,176	125,416
Nuclear fuel	5,477	7,448
TOTAL UTILITY PLANT	4,056,904	4,050,222
Less - accumulated depreciation and amortization	2,259,829	2,206,780
UTILITY PLANT - NET	1,797,075	1,843,442

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	95,684	89,473
Other regulatory assets	339,427	333,389
Other	12,686	10,970
TOTAL	447,797	433,832

TOTAL ASSETS	$2,915,346	$2,945,390

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY
June 30, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$41,715	$28,440
Accounts payable:
Associated companies	4,361	2,723
Other	35,181	35,215
Accumulated deferred income taxes	5,893	9,645
Interest accrued	11,502	48,590
Obligations under capital leases	37,619	37,619
TOTAL	136,271	162,232

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	381,574	365,134
Accumulated deferred investment tax credits	59,969	61,708
Obligations under capital leases	63,557	87,797
Other regulatory liabilities	226,156	197,051
Decommissioning	406,546	396,201
Accumulated provisions	1,926	2,025
Pension and other postretirement liabilities	70,204	72,008
Long-term debt	703,223	744,900
TOTAL	1,913,155	1,926,824

Commitments and Contingencies

SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2009 and 2008	789,350	789,350
Retained earnings	76,570	66,984
TOTAL	865,920	856,334

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,915,346	$2,945,390

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See "PART I, Item 1, Litigation" in the Form 10-K for a discussion of legal, administrative, and other regulatory proceedings affecting Entergy, and also see "Item 5, Other Information, Environmental Regulation", below, for updates regarding environmental proceedings and regulation.

Ratepayer Lawsuits

Entergy New Orleans Fuel Adjustment Clause Litigation

See the Form 10-K for a discussion of the lawsuit filed by a group of ratepayers in April 1999 against Entergy New Orleans, Entergy Corporation, Entergy Services, and Entergy Power in state court in Orleans Parish purportedly on behalf of all Entergy New Orleans ratepayers.  In February 2004, the City Council approved a resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through September 2004.  In May 2005 the Civil District Court for the Parish of Orleans affirmed the City Council resolution, finding no support for the plaintiffs' claim that the refund amount should be higher.  In June 2005, the plaintiffs appealed the Civil District Court decision to the Louisiana Fourth Circuit Court of Appeal.  On February 25, 2008, the Fourth Circuit Court of Appeal issued a decision affirming in part, and reversing in part, the Civil District Court's decision.  Although the Fourth Circuit Court of Appeal did not reverse any of the substantive findings and conclusions of the City Council or the Civil District Court, the Fourth Circuit found that the amount of the refund was arbitrary and capricious and increased the amount of the refund to $34.3 million.  In April 2009 the Louisiana Supreme Court reversed the decision of the Louisiana Fourth Circuit Court of Appeal and reinstated the decision of the Civil District Court.  On April 17, 2009, the plaintiffs requested rehearing by the Louisiana Supreme Court.  On May 29, 2009, the Louisiana Supreme Court denied the request for rehearing.

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in "PART I, Item 1A, Risk Factors" in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

4/01/2009-4/30/2009	-	$-	-	$596,766,948
5/01/2009-5/31/2009	-	$-	-	$596,766,948
6/01/2009-6/30/2009	-	$-	-	$596,766,948
Total	-	$-	-

(1)
In accordance with Entergy's stock-based compensation plans, Entergy periodically grants stock options to key employees, which may be exercised to obtain shares of Entergy's common stock.  According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market.  Entergy's management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans.  In addition to this authority, on January 29, 2007, the Board approved a repurchase program under which Entergy is authorized to repurchase up to $1.5 billion of its common stock.  In January 2008, the Board authorized an incremental $500 million share repurchase program to enable Entergy to consider opportunistic purchases in response to equity market conditions.  The programs do not have an expiration date, but Entergy expects to complete both of them in 2009.  See Note 12 to the financial statements in the Form 10-K for additional discussion of the stock-based compensation plans.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Election of Board of Directors

Entergy Corporation

The annual meeting of stockholders of Entergy Corporation was held on May 8, 2009.  The following matters were voted on and received the specified number of votes for, abstentions, votes withheld (against), and broker non-votes:

1.	Election of Directors:

Name of Nominee	Votes For	Votes Against	Abstentions

Maureen S. Bateman	166,966,501	4,912,044	507,386
W. Frank Blount	164,080,410	7,876,605	428,915
Gary W. Edwards	160,317,898	11,561,364	506,669
Alexis M. Herman	159,434,985	12,415,348	535,599
Donald C. Hintz	167,846,896	4,167,060	371,975
J. Wayne Leonard	166,024,530	5,972,453	388,948
Stuart L. Levenick	167,863,311	4,040,428	482,192
James R. Nichols	167,172,890	4,762,373	450,668
William A. Percy, II	160,892,058	11,030,540	463,334
W. J. "Billy" Tauzin	159,926,875	11,899,985	559,071
Steven V. Wilkinson	167,745,177	4,171,917	468,837

2.	Ratify the appointment of independent public accountants, Deloitte & Touche LLP for the year 2009 170,786,508 votes for; 1,217,754 votes against; and 381,669 abstentions.

Entergy Arkansas

A consent in lieu of a meeting of common stockholders was executed on June 30, 2009.  The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock.  The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Arkansas:  Hugh T. McDonald, Chairman, Leo P. Denault, Mark T. Savoff, and Gary J. Taylor.

Entergy Gulf States Louisiana

A consent in lieu of a meeting of members was executed on June 30, 2009.  The consent was signed on behalf of EGS Holdings, Inc., the holder of all issued and outstanding common membership interests.  The holder of the common membership interests, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Gulf States Louisiana:  E. Renae Conley, Chair, Leo P. Denault, Mark T. Savoff, and Gary J. Taylor.

Entergy Louisiana

A consent in lieu of a meeting of members was executed on June 30, 2009.  The consent was signed on behalf of Entergy Louisiana Holdings, Inc., the holder of all issued and outstanding common membership interests.  The holder of the common membership interests, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Louisiana:  E. Renae Conley, Chair, Leo P. Denault, Mark T. Savoff, and Gary J. Taylor.

Entergy Mississippi

A consent in lieu of a meeting of common stockholders was executed on June 30, 2009.  The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock.  The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Mississippi: Haley R. Fisackerly, Chairman, Leo P. Denault, Mark T. Savoff, and Gary J. Taylor.

Entergy New Orleans

A consent in lieu of a meeting of common stockholders was executed on June 30, 2009.  The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock.  The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy New Orleans: Roderick K. West, Chairman, Gary J. Taylor, Tracie L. Boutte, and Sherri L. Winslow.

Entergy Texas

A consent in lieu of a meeting of common stockholders was executed on June 30, 2009.  The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock.  The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Texas:  Joseph F. Domino, Chairman, Leo P. Denault, Mark T. Savoff, and Gary J. Taylor.

System Energy

A consent in lieu of a meeting of common stockholders was executed on June 30, 2009.  The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock.  The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of System Energy: Michael R. Kansler, Chairman, Steven C. McNeal, and Leo P. Denault.

Item 5.  Other Information

Environmental Regulation

Clean Air Act and Subsequent Amendments

Ozone Nonattainment

As disclosed in the Form 10-K, on March 12, 2008, the EPA revised the National Ambient Air Quality Standard for ozone, creating the potential for additional counties and parishes in which Entergy operates to be placed in nonattainment status.  The LDEQ recommended eleven parishes be designated as nonattainment for the 75 parts per billion ozone standard.  Entergy Gulf States Louisiana has two fossil plants and Entergy Louisiana has one fossil plant affected by this recommendation.  In Arkansas, the Governor recommended that Pulaski County be designated in nonattainment with the new ozone standard, where two of Entergy Arkansas' smaller facilities are located.  These recommendations have not been approved yet by the EPA, however, so additional counties or parishes may be affected.  Following nonattainment designation, states will be required to develop state implementation plans that outline control requirements that will enable the affected counties and parishes to reach attainment status.  Entergy facilities in these areas may be subject to installation of NOx controls, but the degree of control will remain unknown until the state implementation plans are developed.  Entergy will continue to monitor and engage in the state implementation plan development process in Entergy states.

Regional Haze

Entergy Arkansas has withdrawn its petition (discussed in the Form 10-K) to the Arkansas Commission on Environmental Quality requesting the revision of Regulation 19, which sets an operational deadline of September 2013 for the regional haze air emissions control project at Entergy Arkansas' White Bluff facility.  Entergy Arkansas is proceeding with the regulatory approval process for the installation and operation of required emission controls.

Potential Legislative, Regulatory, and Judicial Developments

In April 2009, the EPA issued a proposal "to find that greenhouse gases in the atmosphere endanger the public health and welfare of current and future generations" pursuant to section 202(a) of the Clean Air Act in response to the opinion of the United States Supreme Court in Massachusetts v. EPA.  The EPA published the proposed endangerment finding in the Federal Register on April 24, 2009, and began a sixty-day notice and comment period on the proposal.  The current proposal applies directly only to emissions from mobile sources such as cars and trucks.  The proposed endangerment finding lists six air pollutants, including CO2, that would undergo further proposed EPA regulation as mobile source emissions under the federal Clean Air Act.  The EPA has stated that the endangerment finding itself does not create any immediate requirements for any emissions source, but this regulatory action may lead to the proposal of similar regulations to control greenhouse gas emissions, including CO2, from stationary sources such as Entergy's facilities either through new EPA regulations or through the Clean Air Act's current new source review program, new source performance standard program, or otherwise.  Such a proposal of new regulations applicable to stationary sources also would undergo a notice-and-comment rulemaking process through the EPA.  Application of the current new source review program or the new source performance standards programs to new or modified sources of emissions through state or federal air permitting programs could occur.  Proposed new regulations for stationary sources could take the form of market-based cap-and-trade programs, direct requirements for the installation of air emission controls onto air emission sources, or other or combined regulatory programs.  The effect on Entergy is impossible to estimate at this time due to the uncertainty of the regulatory format.

Clean Water Act

316(b) Cooling Water Intake Structures

The EPA finalized new regulations in July 2004 governing the intake of water at large existing power plants employing cooling water intake structures.  The rule sought to reduce perceived impacts on aquatic resources by requiring covered facilities to implement technology or other measures to meet EPA-targeted reductions in water use and corresponding perceived aquatic impacts.  Entergy, other industry members and industry groups, environmental groups, and a coalition of northeastern and mid-Atlantic states challenged various aspects of the rule.  In January 2007, the United States Court of Appeals for the Second Circuit remanded the rule to the EPA for reconsideration.  The court instructed the EPA to reconsider several aspects of the rule that were beneficial to the regulated community after finding that these provisions of the rule were contrary to the language of the Clean Water Act or were not sufficiently explained in the rule.  In April 2008, the United States Supreme Court agreed to review the decision of the Second Circuit on the question of whether the EPA may take into consideration a cost-benefit analysis in developing these regulations, a consideration of potential benefit to the regulated community that the Second Circuit disallowed.  In March 2009, the Supreme Court ruled in favor of the petitioners that cost-benefit analysis may be taken into consideration.  The EPA may now reissue a rule similar in structure to the rule remanded by the Second Circuit, or the EPA may issue a rule with a substantially different structure and effect.  Until the EPA issues guidance to the regulated community on what actions should be taken to comply with the Clean Water Act, and until the form and substance of the new rule itself is determined, it is impossible to estimate the effect of the Supreme Court's decision on Entergy's business.

In April 2009, Entergy submitted a section 401 water quality certification for Indian Point to the New York State Department of Environmental Conservation (NYSDEC).  The certification, or a waiver or exemption of the same, is required pursuant to section 401 of the federal Clean Water Act as a supporting document to the NRC's license renewal decision.  On May 13, 2009, the NYSDEC deemed the application incomplete, requested additional information, and requested that Entergy respond within 120 days or by September 10, 2009.  Entergy already has provided some of the requested information and continues to work with the NYSDEC in order to provide the additional information before the requested deadline.  By law, the NYSDEC must approve or deny the application within one-year of receipt.

Groundwater at Certain Nuclear Sites

As discussed in the Form 10-K, Entergy joined other nuclear utilities and the Nuclear Energy Institute in 2006 to develop a voluntary groundwater monitoring and protection program.  This initiative began after detection of very low levels of radioactive material, primarily tritium, in groundwater at several plants in the United States.  To date, radionuclides have been detected at Entergy's Indian Point, Palisades and Pilgrim plants.  The situation at Indian Point is described in the Form 10-K.

At Palisades, Entergy identified tritium in two monitoring wells in December 2007 due to leakage from the buried piping for a recirculation line.  Non-destructive evaluation of the line identified one area of leakage and repairs were completed in 2008.  Since early 2008, groundwater from three wells has been sampled and analyzed on a bi-weekly basis.  Following the repairs, tritium declined in all of the wells and trended downward until one well spiked in March 2008.  Additional investigation was performed to locate the source, including installation of eighteen temporary monitoring wells along the path of the recirculation line.  A new leak from a different line was located and repairs are currently underway.  Following repairs, bi-weekly sampling will continue until the groundwater is below the method detection limit.

At Pilgrim, six existing monitoring wells are being sampled and analyzed on a periodic basis.  Results continue to show low levels of tritium.  A hydrogeological analysis will be performed in 2009 to pinpoint the location for six additional wells to further study the situation.  Currently, the detections are believed to be from wash out of naturally occurring atmospheric tritium.  Precipitation studies are being performed to confirm this theory.

Other Environmental Matters

Entergy Louisiana and Entergy New Orleans

In March 2009, Entergy Louisiana received a Certificate of Completion from the LDEQ for the former site of the Southern Transformer Shop, located in Algiers, Orleans Parish.  This document certifies completion of the soil remediation in compliance with Louisiana's "Voluntary Remediation Program."  Prior to the soil remediation, which was completed in January 2008, a thorough site assessment and risk evaluation had been performed at the property utilizing Louisiana's Risk Evaluation and Corrective Action Program.

Entergy Arkansas

In February 2009, Entergy Arkansas received notice that the Arkansas Natural Resources Commission has proposed a rule that would set minimum stream flows for the White River, from which Entergy Arkansas' Independence generating facility withdraws its cooling water.  If the river reaches the low flow conditions described in the proposed regulation, at a time when riparian users of the river were withdrawing 300 cubic feet per second or more, all riparian users of the river other than municipal and domestic users would be required to cease all withdrawals from the river.  Because current riparian withdrawals do not total 300 cubic feet per second, and are not expected to reach this level in the near future, the regulation would have no immediate effect on Independence; however, Entergy Arkansas estimates that if and when the regulation becomes effective, it could cause Independence to cease water withdrawals, and thus to cease operation, for as many as 18 days during an average flow year and for as many as 90 days during a very low flow year, based on historical flows.  Entergy Arkansas has submitted comments to the agency expressing its concern and the potential costs to customers for replacement power and will continue to monitor the rule's development.

Earnings Ratios (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The Registrant Subsidiaries have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:
	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					June 30,
	2004	2005	2006	2007	2008	2009

Entergy Arkansas	3.37	3.75	3.37	3.19	2.33	2.18
Entergy Gulf States Louisiana	3.04	3.34	3.01	2.84	2.44	2.57
Entergy Louisiana	3.60	3.50	3.23	3.44	3.14	3.16
Entergy Mississippi	3.41	3.16	2.54	3.22	2.92	3.05
Entergy New Orleans	3.60	1.22	1.52	2.74	3.71	3.58
Entergy Texas	2.07	2.06	2.12	2.07	2.04	1.66
System Energy	3.95	3.85	4.05	3.95	3.29	3.48

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended
	December 31,					June 30,
	2004	2005	2006	2007	2008	2009

Entergy Arkansas	2.98	3.34	3.06	2.88	1.95	1.75
Entergy Gulf States Louisiana	2.90	3.18	2.90	2.73	2.42	2.54
Entergy Louisiana	3.60	3.50	2.90	3.08	2.87	3.12
Entergy Mississippi	3.07	2.83	2.34	2.97	2.67	2.73
Entergy New Orleans	3.31	1.12	1.35	2.54	3.45	3.24

Item 6.  Exhibits *

4(a) -
Officer's Certificate No. 2-B-2 dated May 14, 2009 supplemented to the Entergy Texas, Inc. Indenture of Trust and Security Agreement dated as of October 1, 2008, establishing the form and certain terms of the Mortgage Bonds, 7.875% Series due June 1, 2039.

4(b) -	Twenty-sixth Supplemental Indenture, dated as of June 1, 2009, to the Entergy Mississippi, Inc. Mortgage and Deed of Trust, dated as of February 1, 1988.

12(a) -	Entergy Arkansas' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(b) -	Entergy Gulf States Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

12(c) -	Entergy Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

12(d) -	Entergy Mississippi's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(e) -	Entergy New Orleans' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(f) -	Entergy Texas' Computation of Ratios of Earnings to Fixed Charges, as defined.

12(g) -	System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(m) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

31(n) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

31(o) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

31(p) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

32(a) -	Section 1350 Certification for Entergy Corporation.

32(b) -	Section 1350 Certification for Entergy Corporation.

32(c) -	Section 1350 Certification for Entergy Arkansas.

32(d) -	Section 1350 Certification for Entergy Arkansas.

32(e) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(f) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(g) -	Section 1350 Certification for Entergy Louisiana.

32(h) -	Section 1350 Certification for Entergy Louisiana.

32(i) -	Section 1350 Certification for Entergy Mississippi.

32(j) -	Section 1350 Certification for Entergy Mississippi.

32(k) -	Section 1350 Certification for Entergy New Orleans.

32(l) -	Section 1350 Certification for Entergy New Orleans.

32(m) -	Section 1350 Certification for Entergy Texas.

32(n) -	Section 1350 Certification for Entergy Texas.

32(o) -	Section 1350 Certification for System Energy.

32(p) -	Section 1350 Certification for System Energy.

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

*
Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended June 30, 2009, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended June 30, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.  The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

ENTERGY CORPORATION
ENTERGY ARKANSAS, INC.
ENTERGY GULF STATES LOUISIANA, L.L.C.
ENTERGY LOUISIANA, LLC
ENTERGY MISSISSIPPI, INC.
ENTERGY NEW ORLEANS, INC.
ENTERGY TEXAS, INC.
SYSTEM ENERGY RESOURCES, INC.

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

Date:    August 7, 2009