Form 10-Q
period 2017-03-31
ENTERGY TEXAS, INC.; ENTERGY NEW ORLEANS, INC; ENTERGY MISSISSIPPI INC; ENTERGY LOUISIANA, LLC; ENTERGY ARKANSAS INC; ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES, INC
filed 2017-05-05
CIK 1427437, 71508, 66901, 1348952, 7323, 65984, 202584

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.	Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.
1-11299	ENTERGY CORPORATION (a Delaware corporation) 639 Loyola Avenue New Orleans, Louisiana 70113 Telephone (504) 576-4000 72-1229752	1-35747	ENTERGY NEW ORLEANS, INC. (a Louisiana corporation) 1600 Perdido Street New Orleans, Louisiana 70112 Telephone (504) 670-3700 72-0273040

1-10764	ENTERGY ARKANSAS, INC. (an Arkansas corporation) 425 West Capitol Avenue Little Rock, Arkansas 72201 Telephone (501) 377-4000 71-0005900	1-34360	ENTERGY TEXAS, INC. (a Texas corporation) 10055 Grogans Mill Road The Woodlands, Texas 77380 Telephone (409) 981-2000 61-1435798

1-32718	ENTERGY LOUISIANA, LLC (a Texas limited liability company) 4809 Jefferson Highway Jefferson, Louisiana 70121 Telephone (504) 576-4000 47-4469646	1-09067	SYSTEM ENERGY RESOURCES, INC. (an Arkansas corporation) 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000 72-0752777

1-31508	ENTERGY MISSISSIPPI, INC. (a Mississippi corporation) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000 64-0205830

__________________________________________________________________________________________

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on Entergy’s corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company	Emerging growth company
Entergy Corporation	✓
Entergy Arkansas, Inc.			✓
Entergy Louisiana, LLC			✓
Entergy Mississippi, Inc.			✓
Entergy New Orleans, Inc.			✓
Entergy Texas, Inc.			✓
System Energy Resources, Inc.			✓

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at April 28, 2017
Entergy Corporation	($0.01 par value)	179,465,897

Entergy Corporation, Entergy Arkansas, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2016, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2017

i

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2017

FORWARD-LOOKING INFORMATION

In this combined report and from time to time, Entergy Corporation and the Registrant Subsidiaries each makes statements as a registrant concerning its expectations, beliefs, plans, objectives, goals, strategies, and future events or performance.  Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “intend,” “expect,” “estimate,” “continue,” “potential,” “plan,” “predict,” “forecast,” and other similar words or expressions are intended to identify forward-looking statements but are not the only means to identify these statements.  Although each of these registrants believes that these forward-looking statements and the underlying assumptions are reasonable, it cannot provide assurance that they will prove correct.  Any forward-looking statement is based on information current as of the date of this combined report and speaks only as of the date on which such statement is made.  Except to the extent required by the federal securities laws, these registrants undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Forward-looking statements involve a number of risks and uncertainties.  There are factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements, including those factors discussed or incorporated by reference in (a) Item 1A. Risk Factors in the Form 10-K, (b) Management’s Financial Discussion and Analysis in the Form 10-K and in this report, and (c) the following factors (in addition to others described elsewhere in this combined report and in subsequent securities filings):

•	resolution of pending and future rate cases and negotiations, including various performance-based rate discussions, Entergy’s utility supply plan, and recovery of fuel and purchased power costs;

•
long-term risks and uncertainties associated with the termination of the System Agreement in 2016, including the potential absence of federal authority to resolve certain issues among the Utility operating companies and their retail regulators;

•
regulatory and operating challenges and uncertainties and economic risks associated with the Utility operating companies’ participation in MISO, including the effect of current or projected MISO market rules and market and system conditions in the MISO markets, the allocation of MISO system transmission upgrade costs, and the effect of planning decisions that MISO makes with respect to future transmission investments by the Utility operating companies;

•
changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, and the application of more stringent transmission reliability requirements or market power criteria by the FERC or the U.S. Department of Justice;

•
changes in the regulation or regulatory oversight of Entergy’s nuclear generating facilities and nuclear materials and fuel, including with respect to the planned potential or actual shutdown of nuclear generating facilities owned or operated by Entergy Wholesale Commodities, and the effects of new or existing safety or environmental concerns regarding nuclear power plants and nuclear fuel;

•
resolution of pending or future applications, and related regulatory proceedings and litigation, for license renewals or modifications or other authorizations required of nuclear generating facilities and the effect of public and political opposition on these applications, regulatory proceedings, and litigation;

•	the performance of and deliverability of power from Entergy’s generation resources, including the capacity factors at its nuclear generating facilities;

•	the operation and maintenance of Entergy’s nuclear generating facilities require the commitment of substantial human and capital resources that can result in increased costs and capital expenditures;

•	Entergy’s ability to develop and execute on a point of view regarding future prices of electricity, natural gas, and other energy-related commodities;

•
prices for power generated by Entergy’s merchant generating facilities and the ability to hedge, meet credit support requirements for hedges, sell power forward or otherwise reduce the market price risk associated with those facilities, including the Entergy Wholesale Commodities nuclear plants;

•	the prices and availability of fuel and power Entergy must purchase for its Utility customers, and Entergy’s ability to meet credit support requirements for fuel and power supply contracts;

•	volatility and changes in markets for electricity, natural gas, uranium, emissions allowances, and other energy-related commodities, and the effect of those changes on Entergy and its customers;

FORWARD-LOOKING INFORMATION (Concluded)

•	changes in law resulting from federal or state energy legislation or legislation subjecting energy derivatives used in hedging and risk management transactions to governmental regulation;

•
changes in environmental laws and regulations or associated litigation, including requirements for reduced emissions of sulfur dioxide, nitrogen oxide, greenhouse gases, mercury, particulate matter, heat, and other regulated air and water emissions, and changes in costs of compliance with environmental laws and regulations;

•	the effects of changes in federal, state or local laws and regulations, and other governmental actions or policies, including changes in monetary, fiscal, tax, environmental, or energy policies;

•
uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel and nuclear waste storage and disposal and the level of spent fuel and nuclear waste disposal fees charged by the U.S. government or other providers related to such sites;

•
variations in weather and the occurrence of hurricanes and other storms and disasters, including uncertainties associated with efforts to remediate the effects of hurricanes, ice storms, or other weather events and the recovery of costs associated with restoration, including accessing funded storm reserves, federal and local cost recovery mechanisms, securitization, and insurance;

•	effects of climate change, including the potential for increases in sea levels or coastal land and wetland loss;

•	changes in the quality and availability of water supplies and the related regulation of water use and diversion;

•	Entergy’s ability to manage its capital projects and operation and maintenance costs;

•	Entergy’s ability to purchase and sell assets at attractive prices and on other attractive terms;

•
the economic climate, and particularly economic conditions in Entergy’s Utility service area and the Northeast United States and events and circumstances that could influence economic conditions in those areas, including power prices, and the risk that anticipated load growth may not materialize;

•	the effects of Entergy’s strategies to reduce tax payments;

•
changes in the financial markets and regulatory requirements for the issuance of securities, particularly as they affect access to capital and Entergy’s ability to refinance existing securities, execute share repurchase programs, and fund investments and acquisitions;

•	actions of rating agencies, including changes in the ratings of debt and preferred stock, changes in general corporate ratings, and changes in the rating agencies’ ratings criteria;

•	changes in inflation and interest rates;

•	the effect of litigation and government investigations or proceedings;

•	changes in technology, including with respect to new, developing, or alternative sources of generation;

•
the effects, including increased security costs, of threatened or actual terrorism, cyber-attacks or data security breaches, natural or man-made electromagnetic pulses that affect transmission or generation infrastructure, accidents, and war or a catastrophic event such as a nuclear accident or a natural gas pipeline explosion;

•	Entergy’s ability to attract and retain talented management and directors;

•	changes in accounting standards and corporate governance;

•
declines in the market prices of marketable securities and resulting funding requirements and the effects on benefits costs for Entergy’s defined benefit pension and other postretirement benefit plans;

•	future wage and employee benefit costs, including changes in discount rates and returns on benefit plan assets;

•
changes in decommissioning trust fund values or earnings or in the timing of, requirements for, or cost to decommission Entergy’s nuclear plant sites and the implementation of decommissioning of such sites following shutdown;

•
the decision to cease merchant power generation at all Entergy Wholesale Commodities nuclear power plants by as early as 2021, including the implementation of the planned shutdown of Pilgrim, Palisades, Indian Point 2, and Indian Point 3;

•	the effectiveness of Entergy’s risk management policies and procedures and the ability and willingness of its counterparties to satisfy their financial and performance commitments;

•	factors that could lead to impairment of long-lived assets; and

•
the ability to successfully complete strategic transactions Entergy may undertake, including mergers, acquisitions, or divestitures, regulatory or other limitations imposed as a result of any such strategic transaction, and the success of the business following any such strategic transaction.

DEFINITIONS

Certain abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym	Term

ALJ	Administrative Law Judge
ANO 1 and 2	Units 1 and 2 of Arkansas Nuclear One (nuclear), owned by Entergy Arkansas
APSC	Arkansas Public Service Commission
ASU	Accounting Standards Update issued by the FASB
Board	Board of Directors of Entergy Corporation
Cajun	Cajun Electric Power Cooperative, Inc.
capacity factor	Actual plant output divided by maximum potential plant output for the period
City Council	Council of the City of New Orleans, Louisiana
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
DOE	United States Department of Energy
Entergy	Entergy Corporation and its direct and indirect subsidiaries
Entergy Corporation	Entergy Corporation, a Delaware corporation
Entergy Gulf States Louisiana
Entergy Gulf States Louisiana, L.L.C., a Louisiana limited liability company formally created as part of the jurisdictional separation of Entergy Gulf States, Inc. and the successor company to Entergy Gulf States, Inc. for financial reporting purposes.  The term is also used to refer to the Louisiana jurisdictional business of Entergy Gulf States, Inc., as the context requires. Effective October 1, 2015, the business of Entergy Gulf States Louisiana was combined with Entergy Louisiana.

Entergy Louisiana
Entergy Louisiana, LLC, a Texas limited liability company formally created as part of the combination of Entergy Gulf States Louisiana and the company formerly known as Entergy Louisiana, LLC (Old Entergy Louisiana) into a single public utility company and the successor to Old Entergy Louisiana for financial reporting purposes.

Entergy Texas
Entergy Texas, Inc., a Texas corporation formally created as part of the jurisdictional separation of Entergy Gulf States, Inc.  The term is also used to refer to the Texas jurisdictional business of Entergy Gulf States, Inc., as the context requires.

Entergy Wholesale Commodities
Entergy’s non-utility business segment primarily comprised of the ownership, operation, and decommissioning of nuclear power plants, the ownership of interests in non-nuclear power plants, and the sale of the electric power produced by its operating power plants to wholesale customers

EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FitzPatrick	James A. FitzPatrick Nuclear Power Plant (nuclear), previously owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment, which was sold in March 2017
Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2016 filed with the SEC by Entergy Corporation and its Registrant Subsidiaries
Grand Gulf	Unit No. 1 of Grand Gulf Nuclear Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power, LLC
Indian Point 2	Unit 2 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment

v

DEFINITIONS (Continued)

Abbreviation or Acronym	Term

Indian Point 3	Unit 3 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
IRS	Internal Revenue Service
ISO	Independent System Operator
kW	Kilowatt, which equals one thousand watts
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
MISO	Midcontinent Independent System Operator, Inc., a regional transmission organization
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatts
MWh	Megawatt-hour(s)
Net debt to net capital ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned and operated
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
Palisades	Palisades Nuclear Plant (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Parent & Other	The portions of Entergy not included in the Utility or Entergy Wholesale Commodities segments, primarily consisting of the activities of the parent company, Entergy Corporation
Pilgrim	Pilgrim Nuclear Power Station (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
PPA	Purchased power agreement or power purchase agreement
PUCT	Public Utility Commission of Texas
Registrant Subsidiaries	Entergy Arkansas, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.
River Bend	River Bend Station (nuclear), owned by Entergy Louisiana
SEC	Securities and Exchange Commission
System Agreement
Agreement, effective January 1, 1983, as modified, among the Utility operating companies relating to the sharing of generating capacity and other power resources. The agreement terminated effective August 2016.

System Energy	System Energy Resources, Inc.
TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
Unit Power Sales Agreement
Agreement, dated as of June 10, 1982, as amended and approved by FERC, among Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, relating to the sale of capacity and energy from System Energy’s share of Grand Gulf

Utility	Entergy’s business segment that generates, transmits, distributes, and sells electric power, with a small amount of natural gas distribution
Utility operating companies	Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas

DEFINITIONS (Concluded)

Abbreviation or Acronym	Term

Vermont Yankee	Vermont Yankee Nuclear Power Station (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment, which ceased power production in December 2014
Waterford 3	Unit No. 3 (nuclear) of the Waterford Steam Electric Station, 100% owned or leased by Entergy Louisiana
weather-adjusted usage	Electric usage excluding the effects of deviations from normal weather
White Bluff	White Bluff Steam Electric Generating Station, 57% owned by Entergy Arkansas

ENTERGY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Entergy operates primarily through two business segments: Utility and Entergy Wholesale Commodities.

•
The Utility business segment includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operation of a small natural gas distribution business.

•
The Entergy Wholesale Commodities business segment includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also provides services to other nuclear power plant owners and owns interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for discussion of the operation and planned shutdown or sale of each of the Entergy Wholesale Commodities nuclear power plants.

Results of Operations

First Quarter 2017 Compared to First Quarter 2016

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the first quarter 2017 to the first quarter 2016 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2016 Consolidated Net Income (Loss)	$199,651	$79,557	($43,966)	$235,242

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	29,119	27,906	(2)	57,023
Other operation and maintenance	53,442	81,437	752	135,631
Asset write-offs, impairments, and related charges	—	204,430	—	204,430
Taxes other than income taxes	7,602	(1,320)	293	6,575
Depreciation and amortization	16,450	(3,514)	56	12,992
Gain on sale of assets	—	16,270	—	16,270
Other income	9,440	30,459	61	39,960
Interest expense	(3,974)	338	1,554	(2,082)
Other expenses	6,411	30,668	1	37,080
Income taxes	(9,344)	(130,651)	7,813	(132,182)

2017 Consolidated Net Income (Loss)	$167,623	($27,196)	($54,376)	$86,051

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to “ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS” for further information with respect to operating statistics.

First quarter 2017 results of operations includes $212 million ($138 million net-of-tax) of impairment charges due to costs being charged directly to expense as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the first quarter 2017 to the first quarter 2016:

Amount
(In Millions)
2016 net revenue	$1,375
Retail electric price	37
Opportunity sales	8
Volume/weather	(17)
Other	1
2017 net revenue	$1,404

The retail electric price variance is primarily due to:

•
an increase in base rates and the implementation of formula rate plan rates at Entergy Arkansas, as approved by the APSC. The new base rates were effective February 24, 2016. A significant portion of the base rate increase was related to the purchase of Power Block 2 of the Union Power Station in March 2016. The formula rate plan rates were effective with the first billing cycle of January 2017;

•
an increase in formula rate plan revenues for Entergy Louisiana, implemented with the first billing cycle of March 2016, to collect the estimated first-year revenue requirement related to the purchase of Power Blocks 3 and 4 of the Union Power Station in March 2016;

•
an increase in the purchased power and capacity acquisition cost recovery rider for Entergy New Orleans, as approved by the City Council, effective with the first billing cycle of March 2016, primarily related to the purchase of Power Block 1 of the Union Power Station in March 2016; and

•	an increase in revenues at Entergy Mississippi, as approved by the MPSC, effective with the first billing cycle of July 2016.

See Note 2 to the financial statements in the Form 10-K for further discussion of the rate proceedings. See Note 14 to the financial statements in the Form 10-K for discussion of the Union Power Station purchase.

The opportunity sales variance results from the estimated net revenue effect recorded in the first quarter 2016 in connection with the FERC orders issued in April 2016 in the opportunity sales proceeding. See Note 2 to the financial statements in the Form 10-K for further discussion of the opportunity sales proceeding.

The volume/weather variance is primarily due to a decrease of 517 GWh, or 2%, in billed electricity usage, partially offset by an increase in industrial usage. The increase in industrial usage is primarily due to new customers in the primary metals and industrial gases industries and expansion projects primarily in the chemicals industry, partially offset by a decrease in usage by existing customers primarily in the petroleum refining industry.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the first quarter 2017 to the first quarter 2016:

Amount
(In Millions)
2016 net revenue	$466
FitzPatrick reimbursement agreement	98
Nuclear realized price changes	(65)
Other	(5)
2017 net revenue	$494

As shown in the table above, net revenue for Entergy Wholesale Commodities increased by $28 million in the first quarter 2017 as compared to the first quarter 2016 primarily due to an increase resulting from the reimbursement agreement with Exelon pursuant to which Exelon is reimbursing Entergy for specified out-of-pocket costs associated with preparing for the refueling and operation of FitzPatrick that otherwise would have been avoided had Entergy shut down FitzPatrick in January 2017. Revenues received from Exelon in the first quarter 2017 under the reimbursement agreement are offset in other operation and maintenance expenses and taxes other than income taxes and have no material effect on net income. See Note 13 to the financial statements herein and Note 14 to the financial statements in the Form 10-K for further discussion of the reimbursement agreement. The increase was partially offset by lower realized wholesale energy prices.

Following are key performance measures for Entergy Wholesale Commodities for the first quarter 2017 and 2016:

	2017	2016
Owned capacity (MW) (a)(b)	4,800	4,880
GWh billed	8,363	9,246

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	80%	90%
GWh billed	7,835	8,688
Average energy and capacity revenue per MWh	$55.15	$56.16
Refueling outage days:
FitzPatrick	42	—
Indian Point 2	—	25
Indian Point 3	19	—

(a)
The reduction in owned capacity is due to Entergy’s sale of its 50% membership interest in Top Deer Wind Ventures, LLC in November 2016. See Note 14 to the financial statements in the Form 10-K for discussion of the Top Deer Wind Ventures, LLC sale.

(b)	Includes the 838 MW FitzPatrick plant, which was sold to Exelon in March 2017. See Note 13 to the financial statements herein for discussion of the FitzPatrick sale.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $514 million for the first quarter 2016 to $568 million for the first quarter 2017 primarily due to:

•
the deferral in first quarter 2016 of $8 million of previously-incurred costs related to ANO post-Fukushima compliance and $10 million of previously-incurred costs related to ANO flood barrier compliance, as approved by the APSC in February 2016 as part of the Entergy Arkansas 2015 rate case settlement. These costs are being amortized over a ten-year period beginning March 2016. See Note 2 to the financial statements in the Form 10-K for further discussion of the rate case settlement;

•	an increase of $10 million in compensation and benefits costs primarily due to a revision to estimated incentive compensation expense in first quarter 2016;

•
an increase of $8 million in fossil-fueled generation expenses primarily due to the purchase of Union Power Station in March 2016 and an overall higher scope of work performed during plant outages in 2017 as compared to the same period in 2016; and

•	an increase of $7 million in loss provisions.

Also, an increase in nuclear generation expenses due to additional training and initiatives to support management’s operational goals at Grand Gulf was offset by a decrease in regulatory compliance costs. The decrease in regulatory compliance costs is primarily related to additional NRC inspection activities in 2016 as a result of the NRC’s March 2015 decision to move ANO into the “multiple/repetitive degraded cornerstone column” of the NRC’s reactor oversight process action matrix. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - ANO Damage, Outage, and NRC Reviews” in the Form 10-K for a discussion of the ANO stator incident and subsequent NRC reviews. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of the Grand Gulf outage.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Union Power Station purchased in March 2016. See Note 14 to the financial statements in the Form 10-K for discussion of the Union Power Station purchase.

Other income increased primarily due to higher realized gains in first quarter 2017 as compared to first quarter 2016 on the decommissioning trust fund investments.

Entergy Wholesale Commodities

Other operation and maintenance expenses increased from $214 million for the first quarter 2016 to $295 million for the first quarter 2017 primarily due to FitzPatrick’s nuclear refueling outage expenses and expenditures for capital assets being charged directly to other operation and maintenance expenses as a result of the reimbursement agreement Entergy entered into with Exelon and an increase in severance and retention costs in the first quarter 2017 as compared to the first quarter 2016 due to management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. FitzPatrick’s nuclear refueling outage expenses and expenditures for capital assets being charged directly to other operation and maintenance expenses as a result of the reimbursement agreement Entergy entered into with Exelon are offset by revenue and have no effect on net income. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. See Note 13 to the financial statements herein and Note 14 to the financial statements in the Form 10-K for discussion of the reimbursement agreement.

The asset write-offs, impairments, and related charges variance is primarily due to $212 million ($138 million net-of-tax) of impairment charges in the first quarter 2017 due to costs being charged directly to expense as a result of

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet.

The gain on sale of assets resulted from the sale in March 2017 of the 838 MW FitzPatrick plant to Exelon. Entergy sold the FitzPatrick plant for approximately $110 million, including the $10 million non-refundable signing fee paid in August 2016, in addition to the assumption by Exelon of certain liabilities related to the FitzPatrick plant, resulting in a pre-tax gain of $16 million on the sale. See Note 13 to the financial statements herein for a discussion of the sale.

Other income increased primarily due to higher realized gains in first quarter 2017 as compared to first quarter 2016 on the decommissioning trust fund investments, including the increase in value from year-end realized upon the receipt from NYPA of the decommissioning trust funds for the Indian Point 3 and FitzPatrick plants in January 2017. See Note 9 to the financial statements herein and Note 16 to the financial statements in the Form 10-K for discussion of the trust transfer agreement with NYPA.

Other expenses increased primarily due to increases in decommissioning expenses primarily as a result of a trust transfer agreement Entergy entered into with NYPA in August 2016, which closed in January 2017, to transfer the decommissioning trusts and decommissioning liabilities for the Indian Point 3 and FitzPatrick plants to Entergy and revisions to the estimated decommissioning cost liabilities for the Entergy Wholesale Commodities’ Indian Point 2, Indian Point 3, and Palisades plants as a result of revised decommissioning cost studies in the fourth quarter 2016. See Note 9 to the financial statements in the Form 10-K for discussion of the trust transfer agreement with NYPA and the revised decommissioning cost studies. The increase was partially offset by a reduction in deferred refueling outage amortization costs related to the impairments of the Indian Point 3, Indian Point 2, and Palisades plants and related assets. See Note 14 to the financial statements in the Form 10-K for discussion of the impairments and related charges.

Income Taxes

The effective income tax rate was 8.3% for the first quarter 2017. The difference in the effective income tax rate for the first quarter 2017 versus the federal statutory rate of 35% was primarily due to the re-determined tax basis of the FitzPatrick plant as a result of the sale on March 31, 2017 and book and tax differences related to the allowance for equity funds used during construction, partially offset by a write-off of a stock-based compensation deferred tax asset, state income taxes, certain book and tax differences related to utility plant items, and the provision for uncertain tax positions. See Note 10 to the financial statements herein for further discussion of the tax benefit associated with the sale of FitzPatrick and the write-off of the stock-based compensation deferred tax asset.

The effective income tax rate was 37.3% for the first quarter 2016. The difference in the effective income tax rate for the first quarter 2016 versus the federal statutory rate of 35% was primarily due to state income taxes, certain book and tax differences related to utility plant items, and the provision for uncertain tax positions, partially offset by book and tax differences related to the allowance for equity funds used during construction.

ANO Damage, Outage, and NRC Reviews

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - ANO Damage, Outage, and NRC Reviews” in the Form 10-K for a discussion of the ANO stator incident, subsequent NRC reviews, and the deferral of replacement power costs.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities Exit from the Merchant Power Business

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” in the Form 10-K for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet.  Following are updates to that discussion.

Entergy expects to incur employee retention and severance expenses associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet of approximately $110 million in 2017, of which $24 million had been incurred as of March 31, 2017, and approximately $225 million from 2018 through the end of 2021. In addition, Entergy Wholesale Commodities incurred $212 million of impairment charges in the first quarter 2017 related to nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets. These costs are charged directly to expense as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. Entergy expects to continue to charge these costs directly to expense over the remaining operating lives of the plants.

In March 2017 the NRC approved the sale of the FitzPatrick plant, an 838 MW nuclear power plant owned by Entergy in the Entergy Wholesale Commodities segment, to Exelon. The transaction closed in March 2017 for a purchase price of $110 million, including the $10 million non-refundable signing fee paid in August 2016, in addition to the assumption by Exelon of certain liabilities related to the FitzPatrick plant, resulting in a pre-tax gain on the sale of $16 million. At the transaction close, Exelon paid an additional $8 million for the proration of certain expenses prepaid by Entergy. See Note 13 to the financial statements herein for further discussion of the sale of FitzPatrick. As discussed in Note 10 to the financial statements herein, as a result of the sale of FitzPatrick on March 31, 2017, Entergy re-determined the plant’s tax basis, resulting in a $44 million income tax benefit.

Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants” in the Form 10-K for a discussion of the NRC operating licensing proceedings for Indian Point 2 and Indian Point 3 and the settlement reached with New York State.  Following is an update to that discussion.

In accordance with the settlement with New York State, in March 2017 the New York State Department of State issued a concurrence with Indian Point’s new Coastal Zone Management Act (CZMA) consistency certification and, on Entergy’s motion, the U.S. District Court for the Northern District of New York dismissed Entergy’s appeal related to the initial Indian Point CZMA consistency certification. Also in March 2017 the Atomic Safety and Licensing Board of the NRC granted the motion of New York State and Riverkeeper to withdraw their pending contentions on the NRC license renewal application and terminated the proceedings.  Subsequent to the issuance of the water quality certification and water discharge permit in January 2017 by the New York State Department of Environmental Conservation (NYSDEC), in April 2017 the NYSDEC updated its environmental analysis to reflect the early shutdown per the settlement agreement.

Liquidity and Capital Resources

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy’s capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Capital Structure

Entergy’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2017	December 31, 2016
Debt to capital	65.4%	64.8%
Effect of excluding securitization bonds	(1.0%)	(1.0%)
Debt to capital, excluding securitization bonds (a)	64.4%	63.8%
Effect of subtracting cash	(1.7%)	(2.0%)
Net debt to net capital, excluding securitization bonds (a)	62.7%	61.8%

(a)
Calculation excludes the Arkansas, Louisiana, New Orleans, and Texas securitization bonds, which are non-recourse to Entergy Arkansas, Entergy Louisiana, Entergy New Orleans, and Entergy Texas, respectively.

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable and commercial paper, capital lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, common shareholders’ equity, and subsidiaries’ preferred stock without sinking fund.  Net capital consists of capital less cash and cash equivalents.  Entergy uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy’s financial condition because the securitization bonds are non-recourse to Entergy, as more fully described in Note 5 to the financial statements in the Form 10-K.  Entergy also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy’s financial condition because net debt indicates Entergy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in August 2021.  Entergy Corporation also has the ability to issue letters of credit against 50% of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the three months ended March 31, 2017 was 2.29% on the drawn portion of the facility. Following is a summary of the borrowings outstanding and capacity available under the facility as of March 31, 2017:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$225	$6	$3,269

A covenant in Entergy Corporation’s credit facility requires Entergy to maintain a consolidated debt ratio, as defined, of 65% or less of its total capitalization.  The calculation of this debt ratio under Entergy Corporation’s credit facility is different than the calculation of the debt to capital ratio above.  Entergy is currently in compliance with the covenant and expects to remain in compliance with this covenant.  If Entergy fails to meet this ratio, or if Entergy or one of the Utility operating companies (except Entergy New Orleans) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the facility’s maturity date may occur.  See Note 4 to the financial statements herein for additional discussion of the Entergy Corporation credit facility and discussion of the Registrant Subsidiaries’ credit facilities.

Entergy Nuclear Vermont Yankee has a credit facility guaranteed by Entergy Corporation with a borrowing capacity of $100 million which expires in January 2018. As of March 31, 2017, $58 million in cash borrowings were outstanding under the credit facility. Entergy Nuclear Vermont Yankee also has an uncommitted credit facility guaranteed by Entergy Corporation with a borrowing capacity of $85 million which expires in January 2018. As of

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

March 31, 2017, there were no cash borrowings outstanding under the uncommitted credit facility. See Note 4 to the financial statements herein for additional discussion of the Vermont Yankee facilities.

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $1.5 billion. As of March 31, 2017, Entergy Corporation had $1.1 billion of commercial paper outstanding. The weighted-average interest rate for the three months ended March 31, 2017 was 1.33%.

Capital Expenditure Plans and Other Uses of Capital

See the table and discussion in the Form 10-K under “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital,” that sets forth the amounts of planned construction and other capital investments by operating segment for 2017 through 2019. Following are updates to the discussion.

Lake Charles Power Station

In November 2016, Entergy Louisiana filed an application with the LPSC seeking certification that the public convenience and necessity would be served by the construction of the Lake Charles Power Station, a nominal 994 MW combined-cycle generating unit in Westlake, Louisiana, on land adjacent to the existing Nelson plant in Calcasieu Parish. The current estimated cost of the Lake Charles Power Station is $872 million, including estimated costs of transmission interconnection and other related costs. Testimony was filed by LPSC staff and an intervenor. The LPSC staff testimony concludes that the construction of the project serves the public convenience and necessity. The intervenor contends that Entergy Louisiana has not established a need for Lake Charles Power Station in the proposed timeframe (2020 commercial operation date) and presents questions regarding the scope and timing of generation deactivations and capacity needs. The request for proposal independent monitor also filed testimony and a report affirming that the Lake Charles Power Station resource was selected through an objective and fair request for proposal that showed no undue preference to any proposal. A procedural schedule has been issued, with an evidentiary hearing scheduled for May 2017. Subject to timely approval by the LPSC and receipt of other permits and approvals, commercial operation is estimated to occur by mid-2020.

New Orleans Power Station

In June 2016, Entergy New Orleans filed an application with the City Council seeking a public interest determination and authorization to construct the New Orleans Power Station, a 226 MW advanced combustion turbine in New Orleans, Louisiana, at the site of the existing Michoud generating facility, which facility was deactivated effective May 31, 2016. The current estimated cost of the New Orleans Power Station is $216 million. Subject to timely approval by the City Council and receipt of other permits and approvals, commercial operation is estimated to occur by late-2019. In January 2017 several intervenors filed testimony opposing the construction of the New Orleans Power Station on various grounds. In February 2017, Entergy New Orleans filed a motion to temporarily suspend the procedural schedule to allow for further analysis regarding its proposal, and that motion was granted. A status conference was held in March 2017 wherein the hearing officer suspended the procedural schedule until Entergy New Orleans files a supplemental and amending application, currently expected to occur in second quarter 2017. In April 2017, Entergy New Orleans filed a status report with the City Council advising that it was in the process of conducting additional analyses regarding generation needed to meet the future electricity needs of New Orleans and stating that it expects to include in the supplemental and amending application a request for approval of either the original New Orleans Power Station combustion turbine or an alternative proposal for an approximately 126 MW unit, as well as a commitment to pursue up to 100 MW of renewable resources to serve New Orleans.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Montgomery County Power Station

In October 2016, Entergy Texas filed an application with the PUCT seeking certification that the public convenience and necessity would be served by the construction of the Montgomery County Power Station, a nominal 993 MW combined-cycle generating unit in Montgomery County, Texas on land adjacent to the existing Lewis Creek plant. The current estimated cost of the Montgomery County Power Station is $937 million, including estimated costs of transmission interconnection and network upgrades and other related costs. The independent monitor, who oversaw the request for proposal process, filed testimony and a report affirming that the Montgomery County Power Station was selected through an objective and fair request for proposal that showed no undue preference to any proposal. Discovery has commenced, and a procedural schedule has been established for this proceeding, including an evidentiary hearing in May 2017. In March 2017 an intervenor filed direct testimony generally opposing certification of Montgomery County Power Station and proposed certain conditions if the certification is to be granted. In April 2017, Entergy Texas and the independent monitor filed rebuttal testimony in accordance with the procedural schedule. A PUCT decision regarding the application is expected by October 2017, pursuant to a Texas statute requiring the PUCT to issue a certificate of convenience and necessity within 366 days of the filing. Subject to timely approval by the PUCT and receipt of other permits and approvals, commercial operation is estimated to occur by mid-2021.

Washington Parish Energy Center

In April 2017, Entergy Louisiana signed a purchase and sale agreement with a subsidiary of Calpine Corporation for the acquisition of a peaking plant. Calpine will construct the plant, which will consist of two natural gas-fired combustion turbine units with a total nominal capacity of approximately 360 MW. The plant, named the Washington Parish Energy Center, will be located in Bogalusa, Louisiana and is expected to be completed in 2021. Subject to relevant regulatory approvals, Entergy Louisiana will purchase the plant once it is complete.

Dividends

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon earnings per share from the Utility operating segment and the Parent and Other portion of the business, financial strength, and future investment opportunities.  At its April 2017 meeting, the Board declared a dividend of $0.87 per share, which is the same quarterly dividend per share that Entergy paid in the fourth quarter 2016.

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the three months ended March 31, 2017 and 2016 were as follows:

	2017	2016
	(In Millions)
Cash and cash equivalents at beginning of period	$1,188	$1,351

Cash flow provided by (used in):
Operating activities	529	533
Investing activities	(812)	(1,878)
Financing activities	178	1,086
Net decrease in cash and cash equivalents	(105)	(259)

Cash and cash equivalents at end of period	$1,083	$1,092

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities was relatively unchanged, decreasing by $4 million, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Significant operating cash flow activities included:

•
a decrease due to the timing of recovery of fuel and purchased power costs in 2017 as compared to the same period in 2016. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery;

•
a refund to customers in January 2017 of approximately $71 million as a result of the settlement approved by the LPSC related to the Waterford 3 replacement steam generator project. See Note 2 to the financial statements in the Form 10-K for discussion of the settlement and refund;

•
lower Entergy Wholesale Commodities net revenue, excluding the effect of revenues resulting from the FitzPatrick reimbursement agreement with Exelon, in 2017 as compared to the same period in 2016, as discussed above. See Note 13 to the financial statements herein and Note 14 to the financial statements in the Form 10-K for discussion of the reimbursement agreement;

•
a decrease of $73 million in interest paid in 2017 as compared to the same period in 2016 primarily due to an interest payment of $60 million made in March 2016 related to the purchase of a beneficial interest in the Waterford 3 leased assets. See Note 10 to the financial statements in the Form 10-K for a discussion of Entergy Louisiana’s purchase of a beneficial interest in the Waterford 3 leased assets;

•
income tax refunds of $18 million in 2017 compared to income tax payments of $26 million in 2016. Entergy received income tax refunds in 2017 resulting from the carryback of net operating losses. Entergy made income tax payments in 2016 related to the effect of the 2006-2007 IRS audit and for jurisdictions that do not have net operating loss carryovers or jurisdictions in which the utilization of net operating loss carryovers are limited. See Note 3 to the financial statements in the Form 10-K for a discussion of the income tax audit;

•	a decrease of $28 million in spending on activities related to the decommissioning of Vermont Yankee, which ceased power production in December 2014; and

•
proceeds of $23 million received in first quarter 2017 from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation.

Investing Activities

Net cash flow used in investing activities decreased $1,066 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to:

•	the purchase of the Union Power Station for approximately $948 million in March 2016. See Note 14 to the financial statements in the Form 10-K for discussion of the Union Power Station purchase;

•
the deposit in March 2016 of $197 million held in trust as a result of the issuance by the Louisiana Public Facilities Authority of $83.68 million of 3.375% pollution control refunding revenue bonds and $115 million of 3.50% pollution control refunding revenue bonds; and

•	proceeds of $100 million from the sale in March 2017 of the FitzPatrick plant to Exelon. See Note 13 to the financial statements herein for a discussion of the sale.

The decrease was partially offset by an increase of $158 million in construction expenditures, primarily in the Utility business. The increase in construction expenditures in the Utility business is primarily due to an increase of $114 million in fossil-fueled generation construction expenditures primarily due to spending on the St. Charles Power Station project in 2017 and an increase of $27 million in distribution construction expenditures primarily due to a higher scope of non-storm related work performed in 2017 as compared to the same period in 2016.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Financing Activities

Net cash flow provided by financing activities decreased $908 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to long-term debt activity using approximately $575 million of cash in 2017 compared to providing approximately $966 million of cash in 2016.  Included in the long-term debt activity is $475 million in 2017 and $219 million in 2016 for the repayment of borrowings on the Entergy Corporation long-term credit facility. The decrease was partially offset by an increase of $588 million in net issuances of commercial paper in 2017 compared to the same period in 2016 and a net increase of $48 million in 2017 in short-term borrowings by the nuclear fuel company variable interest entities.

For the details of Entergy’s commercial paper program, the nuclear fuel company variable interest entities’ short-term borrowings, and long-term debt see Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K.

Rate, Cost-recovery, and Other Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Rate, Cost-recovery, and Other Regulation” in the Form 10-K for discussions of rate regulation, federal regulation, and related regulatory proceedings.

State and Local Rate Regulation and Fuel-Cost Recovery

See Note 2 to the financial statements herein for updates to the discussion in the Form 10-K regarding these proceedings.

Federal Regulation

See Note 2 to the financial statements herein for updates to the discussion in the Form 10-K regarding federal regulatory proceedings.

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and also sells energy in the day ahead or spot markets.  In addition to selling the energy produced by its plants, Entergy Wholesale Commodities sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’ forward physical power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both.  In addition to its forward physical power contracts, Entergy Wholesale Commodities also uses a combination of financial contracts, including swaps, collars, and options, to manage forward commodity price risk.  Certain hedge volumes have price downside and upside relative to market price movement.  The contracted minimum, expected value, and sensitivities are provided in the table below to show potential variations.  The sensitivities may not reflect the total maximum upside potential from higher market prices.  The information contained in the following table represents projections at a point in time and will vary over time based on numerous factors, such as future market prices, contracting activities, and generation.  Following is a summary of Entergy Wholesale Commodities’ current forward capacity and generation contracts as well as total revenue projections based on market prices as of March 31, 2017 (2017 represents the remainder of the year):

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities Nuclear Portfolio

	2017	2018	2019	2020	2021
Energy
Percent of planned generation under contract (a):
Unit-contingent (b)	86%	68%	20%	—%	—%
Firm LD (c)	10%	5%	—%	—%	—%
Offsetting positions (d)	(10%)	(10%)	—%	—%	—%
Total	86%	63%	20%	—%	—%
Planned generation (TWh) (e) (f)	19.9	26.7	18.8	11.7	2.9
Average revenue per MWh on contracted volumes:
Minimum	$40.5	$35.9	$37.8	$—	$—
Expected based on market prices as of March 31, 2017	$40.5	$35.9	$37.8	$—	$—
Sensitivity: -/+ $10 per MWh market price change	$40.5-$40.6	$34.8-$37.1	$37.8	$—	$—

Capacity
Percent of capacity sold forward (g):
Bundled capacity and energy contracts (h)	22%	10%	—%	—%	—%
Capacity contracts (i)	28%	23%	12%	—%	—%
Total	50%	33%	12%	—%	—%
Planned net MW in operation (average) (f)	3,568	3,365	2,356	1,384	347
Average revenue under contract per kW per month (applies to capacity contracts only)	$5.8	$9.4	$11.1	$—	$—

Total Nuclear Energy and Capacity Revenues (j)
Expected sold and market total revenue per MWh	$49.6	$43.9	$44.6	$45.1	$51.3
Sensitivity: -/+ $10 per MWh market price change	$48.7-$50.7	$40.3-$47.6	$36.6-$52.6	$35.1-$55.1	$41.3-$61.3

(a)
Percent of planned generation output sold or purchased forward under contracts, forward physical contracts, forward financial contracts, or options that mitigate price uncertainty that may require regulatory approval or approval of transmission rights. Positions that are not classified as hedges are netted in the planned generation under contract.

(b)
Transaction under which power is supplied from a specific generation asset; if the asset is not operating, the seller is generally not liable to buyer for any damages. Certain unit-contingent sales include a guarantee of availability. Availability guarantees provide for the payment to the power purchaser of contract damages, if incurred, in the event the seller fails to deliver power as a result of the failure of the specified generation unit to generate power at or above a specified availability threshold.  All of Entergy’s outstanding guarantees of availability provide for dollar limits on Entergy’s maximum liability under such guarantees.

(c)
Transaction that requires receipt or delivery of energy at a specified delivery point (usually at a market hub not associated with a specific asset) or settles financially on notional quantities; if a party fails to deliver or receive energy, defaulting party must compensate the other party as specified in the contract, a portion of which may be capped through the use of risk management products. This also includes option transactions that may expire without being exercised.

(d)	Transactions for the purchase of energy, generally to offset a Firm LD transaction.

(e)	Amount of output expected to be generated by Entergy Wholesale Commodities resources considering plant operating characteristics, outage schedules, and expected market conditions that affect dispatch.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

(f)
Assumes the planned shutdown of Palisades on October 1, 2018, planned shutdown of Pilgrim on May 31, 2019, planned shutdown of Indian Point 2 on April 30, 2020, and planned shutdown of Indian Point 3 on April 30, 2021, and reflects the sale of FitzPatrick in March 2017. Assumes NRC license renewals for two units, as follows (with current license expirations in parentheses): Indian Point 2 (September 2013 and now operating under its period of extended operations while its application is pending) and Indian Point 3 (December 2015 and now operating under its period of extended operations while its application is pending). For a discussion regarding the planned shutdown of the Palisades, Pilgrim, Indian Point 2, and Indian Point 3 plants, see “Entergy Wholesale Commodities Exit from the Merchant Power Business” in the Form 10-K. For a discussion regarding the license renewals for Indian Point 2 and Indian Point 3, see “Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants” above and in the Form 10-K.

(g)	Percent of planned qualified capacity sold to mitigate price uncertainty under physical or financial transactions.

(h)	A contract for the sale of installed capacity and related energy, priced per megawatt-hour sold.

(i)	A contract for the sale of an installed capacity product in a regional market.

(j)
Includes assumptions on converting a portion of the portfolio to contracted with fixed price cost or discount and excludes non-cash revenue from the amortization of the Palisades below-market purchased power agreement, mark-to-market activity, and service revenues.

Entergy estimates that a positive $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on March 31, 2017 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax net income of $22 million for the remainder of 2017. As of March 31, 2016, a positive $10 per MWh change would have had a corresponding effect on pre-tax income of $79 million for the remainder of 2016.  A negative $10 per MWh change in the annual average energy price in the markets based on March 31, 2017 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax net income of ($19) million for the remainder of 2017. As of March 31, 2016, a negative $10 per MWh change would have had a corresponding effect on pre-tax income of ($69) million for the remainder of 2016.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under the agreements.  The Entergy subsidiary is required to provide credit support based upon the difference between the current market prices and contracted power prices in the regions where Entergy Wholesale Commodities sells power.  The primary form of credit support to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of credit support.  At March 31, 2017, based on power prices at that time, Entergy had liquidity exposure of $130 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $7 million of posted cash collateral.  In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of March 31, 2017, Entergy would have been required to provide approximately $56 million of additional cash or letters of credit under some of the agreements. As of March 31, 2017, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by $234 million for a $1 per MMBtu increase in gas prices in both the short-and long-term markets.

As of March 31, 2017, substantially all of the credit exposure associated with the planned energy output under contract for Entergy Wholesale Commodities nuclear plants through 2021 is with counterparties or their guarantors that have public investment grade credit ratings.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters. The following is an update to that discussion.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Indian Point

During the scheduled refueling and maintenance outage at Indian Point 2 in the first quarter 2016, comprehensive inspections were done as part of the aging management program that calls for an in-depth inspection of the reactor vessel.  Inspections of more than 2,000 bolts in the reactor’s removable insert liner identified issues with roughly 11% of the bolts that required further analysis.  Entergy replaced bolts as appropriate, and the unit returned to service in June 2016. In 2016, Entergy evaluated the scope and duration of Indian Point 3’s scheduled refueling outage planned for 2017, which began in March 2017. Based on the results of the 2016 evaluation and analysis, Entergy extended Indian Point 3’s planned 2017 outage duration. Entergy is performing the same in-depth inspection of the reactor vessel at Indian Point 3 during Indian Point 3’s spring 2017 refueling and maintenance outage that it performed for Indian Point 2. Based on inspection data, Entergy is replacing approximately the same number of bolts at Indian Point 3 that it replaced at Indian Point 2. Entergy currently expects Indian Point 3 to be back online by the end of May 2017.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy’s accounting for nuclear decommissioning costs, utility regulatory accounting, unbilled revenue, impairment of long-lived assets and trust fund investments, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies.

New Accounting Pronouncements

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - New Accounting Pronouncements” in the Form 10-K for a discussion of new accounting pronouncements. Following are updates to that discussion.

As discussed in the Form 10-K, ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” is effective for Entergy for the first quarter 2018.  Entergy’s evaluation of ASU 2014-09 has not identified any effects that it expects will affect materially its results of operations, financial position, or cash flows. Entergy continues to monitor the development and finalization of industry-specific application guidance that could have an effect on this assessment.

In March 2017 the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The ASU requires entities to report the service cost component of defined benefit pension cost and postretirement benefit cost (net benefit cost) in the same line item as other compensation costs arising from services rendered during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations.  In addition, the ASU allows only the service cost component of net benefit cost to be eligible for capitalization.  ASU 2017-07 is effective for Entergy for the first quarter 2018.  Entergy does not expect ASU 2017-07 to affect materially its results of operations, financial position, or cash flows.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	2017	2016
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$1,991,740	$2,042,160
Natural gas	43,351	45,613
Competitive businesses	553,367	522,079
TOTAL	2,588,458	2,609,852

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	417,566	504,967
Purchased power	357,768	262,323
Nuclear refueling outage expenses	42,564	51,230
Other operation and maintenance	867,546	731,915
Asset write-offs, impairments, and related charges	211,791	7,361
Decommissioning	114,374	68,628
Taxes other than income taxes	156,353	149,778
Depreciation and amortization	347,265	334,273
Other regulatory charges (credits)	(85,302)	1,159
TOTAL	2,429,925	2,111,634

Gain on sale of assets	16,270	—

OPERATING INCOME	174,803	498,218

OTHER INCOME
Allowance for equity funds used during construction	19,008	18,932
Interest and investment income	56,549	32,753
Miscellaneous - net	5,501	(10,587)
TOTAL	81,058	41,098

INTEREST EXPENSE
Interest expense	171,089	173,811
Allowance for borrowed funds used during construction	(9,042)	(9,682)
TOTAL	162,047	164,129

INCOME BEFORE INCOME TAXES	93,814	375,187

Income taxes	7,763	139,945

CONSOLIDATED NET INCOME	86,051	235,242

Preferred dividend requirements of subsidiaries	3,446	5,276

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$82,605	$229,966

Earnings per average common share:
Basic	$0.46	$1.29
Diluted	$0.46	$1.28
Dividends declared per common share	$0.87	$0.85

Basic average number of common shares outstanding	179,335,063	178,578,536
Diluted average number of common shares outstanding	179,842,053	178,976,380

See Notes to Financial Statements.

(page left blank intentionally)

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	2017	2016
	(In Thousands)

Net Income	$86,051	$235,242

Other comprehensive income
Cash flow hedges net unrealized loss (net of tax benefit of $359 and $5,201)	(528)	(9,506)
Pension and other postretirement liabilities (net of tax expense of $6,377 and $258)	8,632	7,562
Net unrealized investment gains (net of tax expense of $39,294 and $18,358)	37,827	23,069
Foreign currency translation (net of tax benefit of $153)	—	(284)
Other comprehensive income	45,931	20,841

Comprehensive Income	131,982	256,083
Preferred dividend requirements of subsidiaries	3,446	5,276
Comprehensive Income Attributable to Entergy Corporation	$128,536	$250,807

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)
	2017	2016
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$86,051	$235,242
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	531,373	500,248
Deferred income taxes, investment tax credits, and non-current taxes accrued	16,497	75,415
Asset write-offs, impairments, and related charges	145,026	7,361
Gain on sale of assets	(16,270)	—
Changes in working capital:
Receivables	156,201	76,532
Fuel inventory	6,465	(9,089)
Accounts payable	(47,682)	(67,364)
Taxes accrued	(58,832)	(15,996)
Interest accrued	(13,921)	(27,535)
Deferred fuel costs	(7,389)	97,566
Other working capital accounts	(7,324)	(95,291)
Changes in provisions for estimated losses	(4,031)	(3,968)
Changes in other regulatory assets	47,497	56,047
Changes in other regulatory liabilities	(18,324)	18,735
Changes in pensions and other postretirement liabilities	(86,430)	(89,046)
Other	(199,514)	(226,036)
Net cash flow provided by operating activities	529,393	532,821

INVESTING ACTIVITIES
Construction/capital expenditures	(794,448)	(636,011)
Allowance for equity funds used during construction	19,254	19,107
Nuclear fuel purchases	(137,613)	(85,819)
Payment for purchase of plant	—	(947,778)
Proceeds from sale of assets	100,000	—
Insurance proceeds received for property damages	20,909	—
Changes in securitization account	(963)	(1,399)
Payments to storm reserve escrow account	(480)	(367)
Receipts from storm reserve escrow account	8,836	—
Increase in other investments	(10,377)	(196,509)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	25,493	—
Proceeds from nuclear decommissioning trust fund sales	513,750	729,414
Investment in nuclear decommissioning trust funds	(556,161)	(758,665)
Net cash flow used in investing activities	(811,800)	(1,878,027)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)
	2017	2016
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	236,198	2,869,808
Treasury stock	2,448	5,787
Retirement of long-term debt	(811,690)	(1,903,670)
Changes in credit borrowings and commercial paper - net	908,378	271,730
Other	1,810	(644)
Dividends paid:
Common stock	(156,073)	(151,839)
Preferred stock	(3,446)	(5,276)
Net cash flow provided by financing activities	177,625	1,085,896

Net decrease in cash and cash equivalents	(104,782)	(259,310)

Cash and cash equivalents at beginning of period	1,187,844	1,350,961

Cash and cash equivalents at end of period	$1,083,062	$1,091,651

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$178,134	$251,305
Income taxes	($18,044)	$26,382

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$60,868	$129,579
Temporary cash investments	1,022,194	1,058,265
Total cash and cash equivalents	1,083,062	1,187,844
Accounts receivable:
Customer	512,225	654,995
Allowance for doubtful accounts	(12,524)	(11,924)
Other	134,223	158,419
Accrued unbilled revenues	339,219	368,677
Total accounts receivable	973,143	1,170,167
Deferred fuel costs	117,971	108,465
Fuel inventory - at average cost	173,135	179,600
Materials and supplies - at average cost	681,267	698,523
Deferred nuclear refueling outage costs	160,550	146,221
Prepayments and other	208,363	193,448
TOTAL	3,397,491	3,684,268

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	198	198
Decommissioning trust funds	6,669,326	5,723,897
Non-utility property - at cost (less accumulated depreciation)	243,683	233,641
Other	451,715	469,664
TOTAL	7,364,922	6,427,400

PROPERTY, PLANT, AND EQUIPMENT
Electric	45,385,925	45,191,216
Property under capital lease	619,135	619,527
Natural gas	418,862	413,224
Construction work in progress	1,594,449	1,378,180
Nuclear fuel	998,013	1,037,899
TOTAL PROPERTY, PLANT, AND EQUIPMENT	49,016,384	48,640,046
Less - accumulated depreciation and amortization	20,843,031	20,718,639
PROPERTY, PLANT, AND EQUIPMENT - NET	28,173,353	27,921,407

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	764,266	761,280
Other regulatory assets (includes securitization property of $576,351 as of March 31, 2017 and $600,996 as of December 31, 2016)	4,719,430	4,769,913
Deferred fuel costs	239,149	239,100
Goodwill	377,172	377,172
Accumulated deferred income taxes	115,134	117,885
Other	167,289	1,606,009
TOTAL	6,382,440	7,871,359

TOTAL ASSETS	$45,318,206	$45,904,434

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$333,709	$364,900
Notes payable and commercial paper	1,323,390	415,011
Accounts payable	1,149,498	1,285,577
Customer deposits	403,842	403,311
Taxes accrued	122,282	181,114
Interest accrued	173,308	187,229
Deferred fuel costs	104,920	102,753
Obligations under capital leases	2,721	2,423
Pension and other postretirement liabilities	73,317	76,942
Other	192,056	180,836
TOTAL	3,879,043	3,200,096

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	7,561,382	7,495,290
Accumulated deferred investment tax credits	224,338	227,147
Obligations under capital leases	23,573	24,582
Other regulatory liabilities	1,554,605	1,572,929
Decommissioning and asset retirement cost liabilities	6,078,576	5,992,476
Accumulated provisions	477,281	481,636
Pension and other postretirement liabilities	2,953,206	3,036,010
Long-term debt (includes securitization bonds of $637,342 as of March 31, 2017 and $661,175 as of December 31, 2016)	13,927,204	14,467,655
Other	378,624	1,121,619
TOTAL	33,178,789	34,419,344

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	203,185	203,185

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 500,000,000 shares; issued 254,752,788 shares in 2017 and in 2016	2,548	2,548
Paid-in capital	5,398,079	5,417,245
Retained earnings	8,122,103	8,195,571
Accumulated other comprehensive income (loss)	10,960	(34,971)
Less - treasury stock, at cost (75,319,784 shares in 2017 and 75,623,363 shares in 2016)	5,476,501	5,498,584
TOTAL	8,057,189	8,081,809

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$45,318,206	$45,904,434

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

		Common Shareholders’ Equity
	Subsidiaries’ Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2015	$—	$2,548	($5,552,379)	$5,403,758	$9,393,913	$8,951	$9,256,791

Consolidated net income (a)	5,276	—	—	—	229,966	—	235,242
Other comprehensive income	—	—	—	—	—	20,841	20,841
Common stock issuances related to stock plans	—	—	24,184	(18,996)	—	—	5,188
Common stock dividends declared	—	—	—	—	(151,839)	—	(151,839)
Preferred dividend requirements of subsidiaries (a)	(5,276)	—	—	—	—	—	(5,276)

Balance at March 31, 2016	$—	$2,548	($5,528,195)	$5,384,762	$9,472,040	$29,792	$9,360,947

Balance at December 31, 2016	$—	$2,548	($5,498,584)	$5,417,245	$8,195,571	($34,971)	$8,081,809

Consolidated net income (a)	3,446	—	—	—	82,605	—	86,051
Other comprehensive income	—	—	—	—	—	45,931	45,931
Common stock issuances related to stock plans	—	—	22,083	(19,166)	—	—	2,917
Common stock dividends declared	—	—	—	—	(156,073)	—	(156,073)
Preferred dividend requirements of subsidiaries (a)	(3,446)	—	—	—	—	—	(3,446)

Balance at March 31, 2017	$—	$2,548	($5,476,501)	$5,398,079	$8,122,103	$10,960	$8,057,189

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for 2017 and 2016 include $3.4 million and $5.3 million, respectively, of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented within equity.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Three Months Ended		Increase/
Description	2017	2016	(Decrease)%
	(Dollars in Millions)
Utility electric operating revenues:
Residential	$705	$744	($39)	(5)
Commercial	536	538	(2)	—
Industrial	565	560	5	1
Governmental	53	51	2	4
Total retail	1,859	1,893	(34)	(2)
Sales for resale	78	55	23	42
Other	55	94	(39)	(41)
Total	$1,992	$2,042	($50)	(2)

Utility billed electric energy sales (GWh):
Residential	7,637	8,137	(500)	(6)
Commercial	6,439	6,511	(72)	(1)
Industrial	11,117	11,055	62	1
Governmental	593	600	(7)	(1)
Total retail	25,786	26,303	(517)	(2)
Sales for resale	3,022	3,140	(118)	(4)
Total	28,808	29,443	(635)	(2)

Entergy Wholesale Commodities:
Operating revenues	$553	$522	$31	6
Billed electric energy sales (GWh)	8,363	9,246	(883)	(10)

ENTERGY CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  COMMITMENTS AND CONTINGENCIES  (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy and the Registrant Subsidiaries are involved in a number of legal, regulatory, and tax proceedings before various courts, regulatory commissions, and governmental agencies in the ordinary course of business.  While management is unable to predict with certainty the outcome of such proceedings, management does not believe that the ultimate resolution of these matters will have a material adverse effect on Entergy’s results of operations, cash flows, or financial condition, except as otherwise discussed in the Form 10-K or in this report.  Entergy discusses regulatory proceedings in Note 2 to the financial statements in the Form 10-K and herein and discusses tax proceedings in Note 3 to the financial statements in the Form 10-K and Note 10 to the financial statements herein.

Vidalia Purchased Power Agreement

See Note 8 to the financial statements in the Form 10-K for information on Entergy Louisiana’s Vidalia purchased power agreement.

ANO Damage, Outage, and NRC Reviews

See Note 8 to the financial statements in the Form 10-K for a discussion of the ANO stator incident, subsequent NRC reviews, and the deferral of replacement power costs.

Pilgrim NRC Oversight and Planned Shutdown

See Note 8 to the financial statements in the Form 10-K for a discussion of the NRC’s enhanced inspections of Pilgrim and Entergy’s planned shutdown of Pilgrim no later than June 1, 2019.

Spent Nuclear Fuel Litigation

See Note 8 to the financial statements in the Form 10-K for information on Entergy’s spent nuclear fuel litigation.

Nuclear Insurance

See Note 8 to the financial statements in the Form 10-K for information on nuclear liability and property insurance associated with Entergy’s nuclear power plants.

Conventional Property Insurance

See Note 8 to the financial statements in the Form 10-K for information on Entergy’s non-nuclear property insurance program.

Employment and Labor-related Proceedings

See Note 8 to the financial statements in the Form 10-K for information on Entergy’s employment and labor-related proceedings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Asbestos Litigation (Entergy Arkansas, Entergy Louisiana, Entergy New Orleans, and Entergy Texas)

See Note 8 to the financial statements in the Form 10-K for information regarding asbestos litigation.

NOTE 2.  RATE AND REGULATORY MATTERS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Regulatory Assets and Regulatory Liabilities

See Note 2 to the financial statements in the Form 10-K for information regarding regulatory assets and regulatory liabilities in the Utility business presented on the balance sheets of Entergy and the Registrant Subsidiaries.  The following are updates to that discussion.

Fuel and purchased power cost recovery

Entergy Arkansas

Energy Cost Recovery Rider

In March 2017, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase in the rate from $0.01164 per kWh to $0.01547 per kWh. The APSC staff filed testimony in March 2017 recommending that the redetermined rate should be implemented with the first billing cycle of April 2017 under the normal operation of the tariff. Accordingly, the redetermined rate went into effect on March 31, 2017 pursuant to the tariff.

Entergy Louisiana

As discussed in the Form 10-K, in June 2016 the LPSC staff provided notice of audits of Entergy Louisiana’s fuel adjustment clause filings and purchased gas adjustment clause filings. Discovery commenced in March 2017.

Entergy Mississippi

Mississippi Attorney General Complaint

As discussed in the Form 10-K, the Mississippi attorney general filed a complaint in state court in December 2008 against Entergy Corporation, Entergy Mississippi, Entergy Services, and Entergy Power. The defendants have denied the allegations. Discovery is currently in progress.

Entergy Texas

As discussed in the Form 10-K, in July 2016, Entergy Texas filed an application to reconcile its fuel and purchased power costs for the period April 1, 2013 through March 31, 2016. In December 2016, Entergy Texas entered into a stipulation and settlement agreement resulting in a $6 million disallowance not associated with any particular issue raised and a refund of the over-recovery balance of $21 million as of November 30, 2016, to most customers beginning April 2017 through June 2017. The fuel reconciliation settlement was approved by the PUCT in March 2017.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for detailed information regarding retail rate proceedings involving the Utility operating companies.  The following are updates to that information.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Filings with the APSC

2016 Formula Rate Plan Filing

As discussed in the Form 10-K, Entergy Arkansas is required to make a supplemental filing supporting the recovery of certain nuclear costs. In April 2017, Entergy Arkansas filed a motion consented to by all parties requesting that it be permitted to submit its supplemental filing in conjunction with its 2017 formula rate plan filing, scheduled to be made in July 2017.

Advanced Metering Infrastructure (AMI) Filing

As discussed in the Form 10-K, in September 2016, Entergy Arkansas filed an application seeking a finding from the APSC that Entergy Arkansas’s deployment of advanced metering infrastructure is in the public interest. This matter is pending before the APSC.

Filings with the LPSC

Retail Rates - Electric

2015 Formula Rate Plan Filing

As discussed in the Form 10-K, in May 2016, Entergy Louisiana filed its formula rate plan evaluation report for its 2015 calendar year operations. The LPSC’s review is pending. Also, in November 2016, Entergy Louisiana filed with the LPSC a request to extend the MISO cost recovery mechanism rider provision of its formula rate plan. A procedural schedule was established, including a hearing in July 2017. In March 2017 the LPSC staff submitted direct testimony generally supportive of a one-year extension of the MISO cost recovery mechanism and the intervenor in the proceeding does not oppose an extension for this period of time.

Waterford 3 Replacement Steam Generator Project

See Note 2 to the financial statements in the Form 10-K for discussion of the Waterford 3 replacement steam generator project prudence review proceeding. The refund to customers of approximately $71 million as a result of the settlement approved by the LPSC was made to customers in January 2017.

Union Power Station

As a term of the LPSC-approved settlement authorizing the purchase of Power Blocks 3 and 4 of the Union Power Station, Entergy Louisiana agreed to make a filing with the LPSC to review its decisions to deactivate Ninemile 3 and Willow Glen 2 and 4 and its decision to retire Little Gypsy 1.  In January 2016, Entergy Louisiana made its compliance filing with the LPSC. Entergy Louisiana, LPSC staff, and intervenors participated in a technical conference in March 2016 where Entergy Louisiana presented information on its deactivation/retirement decisions for these four units in addition to information on the current deactivation decisions for the ten-year planning horizon. Parties have requested further proceedings on the prudence of the decision to deactivate Willow Glen 2 and 4. No party contests the prudence of the decision to deactivate Willow Glen 2 and 4 or suggests reactivation of these units; however, issues have been raised related to Entergy Louisiana’s decision to retire Willow Glen 2 and 4, as opposed to temporarily suspending those units.  This matter is pending before an ALJ, with an evidentiary hearing scheduled to commence in July 2017. The ALJ recently dismissed claims of an industrial user regarding a proposed process for future deactivation because the LPSC initiated a generic rulemaking to consider whether the LPSC should review deactivation decisions prior to implementation.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Retail Rates - Gas

2016 Rate Stabilization Plan Filing

In January 2017, Entergy Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2016. The filing of the evaluation report for test year 2016 reflected an earned return on common equity of 6.37%. As part of the original filing, pursuant to the extraordinary cost provision of the rate stabilization plan, Entergy Louisiana sought to recover approximately $1.5 million in deferred operation and maintenance expenses incurred to restore service and repair damage resulting from flooding and widespread rainfall in southeast Louisiana that occurred in August 2016. Entergy Louisiana requested to recover the prudently incurred August 2016 storm restoration costs over ten years, outside of the rate stabilization plan sharing provisions. As a result, Entergy Louisiana’s filing sought an annual increase in revenue of $1.4 million. Following review of the filing, except for the proposed extraordinary cost recovery, the LPSC staff confirmed Entergy Louisiana’s filing was consistent with the principles and requirements of the rate stabilization plan. The extraordinary cost recovery request associated with the 2016 flood-related deferred operation and maintenance expenses incurred for gas operations was removed from the rate stabilization plan pending LPSC consideration in a separate docket. In April 2017 the LPSC approved a joint report of proceedings and Entergy Louisiana submitted a revised evaluation report reflecting a $1.2 million annual increase in revenue with rates implemented with the first billing cycle of May 2017.

Advanced Metering Infrastructure (AMI) Filing

As discussed in the Form 10-K, in November 2016, Entergy Louisiana filed an application seeking a finding from the LPSC that Entergy Louisiana’s deployment of advanced electric and gas metering infrastructure is in the public interest. This matter is pending before an ALJ, and an evidentiary hearing is scheduled for September 2017.

Filings with the MPSC

Formula Rate Plan

In March 2017, Entergy Mississippi submitted its formula rate plan 2017 test year filing and 2016 look-back filing showing Entergy Mississippi’s earned return for the historical 2016 calendar year and projected earned return for the 2017 calendar year to be within the formula rate plan bandwidth, resulting in no change in rates. The filing is currently subject to MPSC review.

Advanced Metering Infrastructure (AMI) Filing

As discussed in the Form 10-K, in November 2016, Entergy Mississippi filed an application seeking a finding from the MPSC that Entergy Mississippi’s deployment of advanced metering infrastructure is in the public interest. In May 2017 the Mississippi Public Utilities Staff and Entergy Mississippi entered into and filed a joint stipulation supporting Entergy Mississippi’s filing, and the MPSC issued an order approving the filing without any material changes, finding that Entergy Mississippi’s deployment of AMI is in the public interest and granting a certificate of public convenience and necessity. The MPSC order also confirmed that Entergy Mississippi shall continue to include in rate base the remaining book value of existing meters that will be retired as part of the AMI deployment and also to depreciate those assets using current depreciation rates.

Filings with the City Council

Retail Rates

As discussed in the Form 10-K, in February 2017, Entergy New Orleans filed a proposed implementation plan for the Energy Smart program from April 2017 through March 2020. As part of the proposal, Entergy New Orleans requested that the City Council identify its desired level of funding for the program during this time period and approve

Entergy Corporation and Subsidiaries
Notes to Financial Statements

a cost recovery mechanism. In April 2017 the City Council approved an implementation plan for the Energy Smart program from April 2017 through December 2019. The City Council directed that the $11.8 million balance reported for Energy Smart funds be used to continue funding the program for Entergy New Orleans’s legacy customers and that the Energy Smart Algiers program continue to be funded through the Algiers fuel adjustment clause, until additional customer funding is required for the legacy customers. The City Council ordered Entergy New Orleans to submit a supplemental and amended implementation plan for program years 8 and 9 of the Energy Smart program (January 2018 through December 2019) in October 2017. Following that filing, the City Council will determine a specific cost recovery mechanism for the program for both legacy and Algiers customers. The City Council will not permit Entergy New Orleans to recover lost contribution to fixed costs for program years 7, 8, or 9 of the Energy Smart program.

Internal Restructuring

As discussed in the Form 10-K, in July 2016, Entergy New Orleans filed an application with the City Council seeking authorization to undertake a restructuring that would result in the transfer of substantially all of the assets and operations of Entergy New Orleans to a new entity, which would ultimately be owned by an existing Entergy subsidiary holding company. In May 2017 the City Council adopted a resolution approving the proposed internal restructuring pursuant to an agreement in principle with the City Council advisors and certain intervenors. Pursuant to the agreement in principle, Entergy New Orleans will credit retail customers $10 million in 2017, $1.4 million in the first quarter of the year after the transaction closes, and $117,500 each month in the second year after the transaction closes until such time as new base rates go into effect as a result of the anticipated 2018 base rate case. Additionally, if the FERC approves the transaction prior to December 31, 2018, Entergy New Orleans will credit retail customers $5 million in each of the years 2018, 2019, and 2020.

Advanced Metering Infrastructure (AMI) Filing

As discussed in the Form 10-K, in October 2016, Entergy New Orleans filed an application seeking a finding from the City Council that Entergy New Orleans’s deployment of advanced electric and gas metering infrastructure is in the public interest. In April 2017, Entergy New Orleans received intervenor testimony that is generally supportive of AMI deployment. The City Council’s advisors are scheduled to file testimony in May 2017, and a hearing is currently set for July 2017.

Filings with the PUCT

Other Filings

In September 2016, Entergy Texas filed with the PUCT a request to amend its transmission cost recovery factor (TCRF) rider. The proposed amended TCRF rider is designed to collect approximately $29.5 million annually from Entergy Texas’s retail customers. This amount includes the approximately $10.5 million annually that Entergy Texas is currently authorized to collect through the TCRF rider. In September 2016 the PUCT suspended the effective date of the tariff change to March 2017. In December 2016, Entergy Texas and the PUCT reached a settlement agreeing to the amended TCRF annual revenue requirement of $29.5 million. The PUCT approved the settlement and issued a final order in March 2017. Entergy Texas implemented the amended TCRF rider beginning with bills covering usage on and after March 20, 2017.

System Agreement Cost Equalization Proceedings

See the Form 10-K for a discussion of the litigation involving the System Agreement at the FERC and in federal courts.

Entergy Arkansas Opportunity Sales Proceedings

See the Form 10-K for a discussion of the proceeding initiated at the FERC by the LPSC in June 2009.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Complaint Against System Energy

In January 2017 the APSC and MPSC filed a complaint with the FERC against System Energy. The complaint seeks a reduction in the return on equity component of the Unit Power Sales Agreement pursuant to which System Energy sells its Grand Gulf capacity and energy to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. Entergy Arkansas also sells some of its Grand Gulf capacity and energy to Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans under separate agreements. The current return on equity under the Unit Power Sales Agreement is 10.94%. The complaint alleges that the return on equity is unjust and unreasonable because current capital market and other considerations indicate that it is excessive. The complaint requests the FERC to institute proceedings to investigate the return on equity and establish a lower return on equity, and also requests that the FERC establish January 23, 2017, as a refund effective date. The complaint includes return on equity analysis that purports to establish that the range of reasonable return on equity for System Energy is between 8.37% and 8.67%. System Energy answered the complaint in February 2017 and disputes that a return on equity of 8.37% to 8.67% is just and reasonable. The City of New Orleans filed comments in February 2017 supporting the complaint. System Energy is recording a provision against revenue for the potential outcome of this proceeding. Action by the FERC is pending.

NOTE 3.  EQUITY (Entergy Corporation and Entergy Louisiana)

Common Stock

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Three Months Ended March 31,
	2017			2016
	(In Millions, Except Per Share Data)
Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share
Net income attributable to Entergy Corporation	$82.6	179.3	$0.46	$230.0	178.6	$1.29
Average dilutive effect of:
Stock options		0.1	—		0.1	—
Other equity plans		0.4	—		0.3	(0.01)
Diluted earnings per share	$82.6	179.8	$0.46	$230.0	179.0	$1.28

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 4.9 million for the three months ended March 31, 2017 and approximately 6.1 million for the three months ended March 31, 2016.

Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

Treasury Stock

During the three months ended March 31, 2017, Entergy Corporation issued 303,579 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the three months ended March 31, 2017.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Retained Earnings

On April 5, 2017, Entergy Corporation’s Board of Directors declared a common stock dividend of $0.87 per share, payable on June 1, 2017, to holders of record as of May 11, 2017.

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended March 31, 2017 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, January 1, 2017	$3,993	($469,446)	$429,734	$748	($34,971)
Other comprehensive income (loss) before reclassifications	32,608	—	39,872	—	72,480
Amounts reclassified from accumulated other comprehensive income (loss)	(33,136)	8,632	(2,045)	—	(26,549)
Net other comprehensive income (loss) for the period	(528)	8,632	37,827	—	45,931
Ending balance, March 31, 2017	$3,465	($460,814)	$467,561	$748	$10,960

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended March 31, 2016 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, January 1, 2016	$105,970	($466,604)	$367,557	$2,028	$8,951
Other comprehensive income (loss) before reclassifications	90,307	—	25,032	(284)	115,055
Amounts reclassified from accumulated other comprehensive income (loss)	(99,813)	7,562	(1,963)	—	(94,214)
Net other comprehensive income (loss) for the period	(9,506)	7,562	23,069	(284)	20,841
Ending balance, March 31, 2016	$96,464	($459,042)	$390,626	$1,744	$29,792

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the three months ended March 31, 2017 and 2016:

	Pension and Other Postretirement Liabilities
	2017	2016
	(In Thousands)
Beginning balance, January 1,	($48,442)	($56,412)
Amounts reclassified from accumulated other comprehensive income (loss)	(370)	(263)
Net other comprehensive income (loss) for the period	(370)	(263)
Ending balance, March 31,	($48,812)	($56,675)

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the three months ended March 31, 2017 and 2016 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2017	2016
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$51,227	$153,958	Competitive business operating revenues
Interest rate swaps	(250)	(400)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	50,977	153,558
	(17,841)	(53,745)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$33,136	$99,813

Pension and other postretirement liabilities
Amortization of prior-service credit	$6,562	$7,355	(a)
Amortization of loss	(21,571)	(15,175)	(a)
Total amortization	(15,009)	(7,820)
	6,377	258	Income taxes
Total amortization (net of tax)	($8,632)	($7,562)

Net unrealized investment gain (loss)
Realized gain (loss)	$4,010	$3,850	Interest and investment income
	(1,965)	(1,887)	Income taxes
Total realized investment gain (loss) (net of tax)	$2,045	$1,963

Total reclassifications for the period (net of tax)	$26,549	$94,214

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Louisiana for the three months ended March 31, 2017 and 2016 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2017	2016
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$1,934	$1,947	(a)
Amortization of loss	(1,332)	(1,569)	(a)
Total amortization	602	378
	(232)	(115)	Income taxes
Total amortization (net of tax)	370	263

Total reclassifications for the period (net of tax)	$370	$263

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT, SHORT-TERM BORROWINGS, AND LONG-TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in August 2021.  Entergy Corporation also has the ability to issue letters of credit against 50% of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the three months ended March 31, 2017 was 2.29% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of March 31, 2017.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$225	$6	$3,269

Entergy Corporation’s credit facility requires Entergy to maintain a consolidated debt ratio, as defined, of 65% or less of its total capitalization.  Entergy is in compliance with this covenant.  If Entergy fails to meet this ratio, or if Entergy Corporation or one of the Utility operating companies (except Entergy New Orleans) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the facility maturity date may occur.

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $1.5 billion.  At March 31, 2017, Entergy Corporation had $1.1 billion of commercial paper outstanding.  The weighted-average interest rate for the three months ended March 31, 2017 was 1.33%.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of March 31, 2017 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of March 31, 2017	Letters of Credit Outstanding as of March 31, 2017
Entergy Arkansas	April 2017	$20 million (b)	2.23%	$—	$—
Entergy Arkansas	August 2021	$150 million (c)	2.23%	$—	$—
Entergy Louisiana	August 2021	$350 million (d)	2.23%	$—	$3.4 million
Entergy Mississippi	May 2017	$37.5 million (e)	2.48%	$—	$—
Entergy Mississippi	May 2017	$35 million (e)	2.48%	$—	$—
Entergy Mississippi	May 2017	$20 million (e)	2.48%	$—	$—
Entergy Mississippi	May 2017	$10 million (e)	2.48%	$—	$—
Entergy New Orleans	November 2018	$25 million (f)	2.46%	$—	$0.8 million
Entergy Texas	August 2021	$150 million (g)	2.48%	$—	$4.7 million

(a)	The interest rate is the rate as of March 31, 2017 that would most likely apply to outstanding borrowings under the facility.

(b)
Borrowings under the Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable at Entergy Arkansas’s option. In April 2017, Entergy Arkansas renewed its credit facility through April 2018.

(c)	The credit facility allows Entergy Arkansas to issue letters of credit against 50% of the borrowing capacity of the facility.

(d)	The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility.

(e)
Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable at Entergy Mississippi’s option. Entergy Mississippi expects to renew its credit facilities prior to expiration.

(f)	The credit facility allows Entergy New Orleans to issue letters of credit against $10 million of the borrowing capacity of the facility.

(g)	The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility.

The commitment fees on the credit facilities range from 0.075% to 0.275% of the undrawn commitment amount. Each of the credit facilities requires the Registrant Subsidiary borrower to maintain a debt ratio, as defined, of 65% or less of its total capitalization.  Each Registrant Subsidiary is in compliance with this covenant.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into one or more uncommitted standby letter of credit facilities as a means to post collateral to support its obligations to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of March 31, 2017:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of March 31, 2017 (a)
Entergy Arkansas	$25 million	0.70%	$1.0 million
Entergy Louisiana	$125 million	0.70%	$15.8 million
Entergy Mississippi	$40 million	0.70%	$7.1 million
Entergy New Orleans	$15 million	1.00%	$1.0 million
Entergy Texas	$50 million	0.70%	$27.6 million

(a)
As of March 31 2017, letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Arkansas and $0.1 million for Entergy Mississippi. See Note 8 to the financial statements for discussion of financial transmission rights.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits are effective through October 31, 2017. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy System money pool and from other internal short-term borrowing arrangements.  The money pool and the other internal borrowing arrangements are inter-company borrowing arrangements designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from internal and external short term borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of March 31, 2017 (aggregating both internal and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$31
Entergy Louisiana	$450	$—
Entergy Mississippi	$175	$12
Entergy New Orleans	$100	$—
Entergy Texas	$200	$29
System Energy	$200	$—

Entergy Nuclear Vermont Yankee Credit Facilities

Entergy Nuclear Vermont Yankee has a credit facility guaranteed by Entergy Corporation with a borrowing capacity of $100 million which expires in January 2018.  Entergy Nuclear Vermont Yankee does not have the ability to issue letters of credit against the credit facility. This facility provides working capital to Entergy Nuclear Vermont Yankee for general business purposes including, without limitation, the decommissioning of Vermont Yankee. The commitment fee is currently 0.20% of the undrawn commitment amount.   As of March 31, 2017, $58 million in cash borrowings were outstanding under the credit facility.  The weighted average interest rate for the three months ended March 31, 2017 was 2.32% on the drawn portion of the facility.

Entergy Nuclear Vermont Yankee also has an uncommitted credit facility guaranteed by Entergy Corporation with a borrowing capacity of $85 million which expires in January 2018.  Entergy Nuclear Vermont Yankee does not have the ability to issue letters of credit against the credit facility. This facility provides an additional funding source to Entergy Nuclear Vermont Yankee for general business purposes including, without limitation, the decommissioning of Vermont Yankee.  As of March 31, 2017, there were no cash borrowings outstanding under the credit facility. The

Entergy Corporation and Subsidiaries
Notes to Financial Statements

rate as of March 31, 2017 that would most likely apply to outstanding borrowings under the facility was 2.48% on the drawn portion of the facility.

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 17 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIEs).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs also issue commercial paper as of March 31, 2017 as follows:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of March 31, 2017
		(Dollars in Millions)
Entergy Arkansas VIE	May 2019	$80	2.34%	$52.3 (b)
Entergy Louisiana River Bend VIE	May 2019	$105	1.98%	$18.8
Entergy Louisiana Waterford VIE	May 2019	$85	2.25%	$72.5 (b)
System Energy VIE	May 2019	$120	2.28%	$110.7 (b)

(a)
Includes letter of credit fees and bank fronting fees on commercial paper issuances by the nuclear fuel company variable interest entities for Entergy Arkansas, Entergy Louisiana, and System Energy. The nuclear fuel company variable interest entity for Entergy Louisiana River Bend does not issue commercial paper, but borrows directly on its bank credit facility.

(b)	Commercial paper, classified as a current liability.

The commitment fees on the credit facilities are 0.10% of the undrawn commitment amount for the Entergy Arkansas, Entergy Louisiana, and System Energy VIEs.  Each credit facility requires the respective lessee of nuclear fuel (Entergy Arkansas, Entergy Louisiana, or Entergy Corporation as guarantor for System Energy) to maintain a consolidated debt ratio, as defined, of 70% or less of its total capitalization.

The nuclear fuel company variable interest entities had notes payable that are included in debt on the respective balance sheets as of March 31, 2017 as follows:

Company	Description	Amount
Entergy Arkansas VIE	2.62% Series K due December 2017	$60 million
Entergy Arkansas VIE	3.65% Series L due July 2021	$90 million
Entergy Arkansas VIE	3.17% Series M due December 2023	$40 million
Entergy Louisiana River Bend VIE	3.25% Series Q due July 2017	$75 million
Entergy Louisiana River Bend VIE	3.38% Series R due August 2020	$70 million
Entergy Louisiana Waterford VIE	3.25% Series G due July 2017	$25 million
Entergy Louisiana Waterford VIE	3.92% Series H due February 2021	$40 million
Entergy Louisiana Waterford VIE	3.22% Series I due December 2023	$20 million
System Energy VIE	3.78% Series I due October 2018	$85 million

In accordance with regulatory treatment, interest on the nuclear fuel company variable interest entities’ credit facilities, commercial paper, and long-term notes payable is reported in fuel expense.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Debt Issuances and Retirements

(System Energy)

In February 2017 the System Energy nuclear fuel company variable interest entity paid, at maturity, its $50 million of 4.02% Series H notes.

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of March 31, 2017 are as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)
Entergy	$14,260,913	$14,435,145
Entergy Arkansas	$2,830,478	$2,676,887
Entergy Louisiana	$5,775,355	$5,987,581
Entergy Mississippi	$1,121,139	$1,109,658
Entergy New Orleans	$449,134	$465,593
Entergy Texas	$1,484,583	$1,575,584
System Energy	$501,215	$483,464

(a)	The values exclude lease obligations of $34 million at System Energy and long-term DOE obligations of $182 million at Entergy Arkansas, and include debt due within one year.

(b)
Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein and are based on prices derived from inputs such as benchmark yields and reported trades.

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of December 31, 2016 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)
Entergy	$14,832,555	$14,815,535
Entergy Arkansas	$2,829,785	$2,623,910
Entergy Louisiana	$5,812,791	$5,929,488
Entergy Mississippi	$1,120,916	$1,086,203
Entergy New Orleans	$448,994	$455,459
Entergy Texas	$1,508,407	$1,600,156
System Energy	$551,132	$529,520

(a)
The values exclude lease obligations of $57 million at Entergy Louisiana and $34 million at System Energy and long-term DOE obligations of $182 million at Entergy Arkansas, and include debt due within one year.

(b)
Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein and are based on prices derived from inputs such as benchmark yields and reported trades.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 5.  STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock and stock-based awards, which are described more fully in Note 12 to the financial statements in the Form 10-K.  Awards under Entergy’s plans generally vest over three years.

Effective January 1, 2017, Entergy adopted ASU 2016-09, which permits the election of an accounting policy change to the method of recognizing forfeitures of stock-based compensation. Previously, Entergy recorded an estimate of the number of forfeitures expected to occur each period. Entergy elected to change this policy to account for forfeitures when they occur. This accounting change was applied retrospectively, but did not result in an adjustment to retained earnings as of January 1, 2017.

Stock Options

Entergy granted options on 791,900 shares of its common stock under the 2015 Equity Ownership Plan during the first quarter 2017 with a weighted-average fair value of $6.54 per option.  As of March 31, 2017, there were options on 6,263,626 shares of common stock outstanding with a weighted-average exercise price of $81.50.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the positive difference between the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of March 31, 2017.  Because Entergy’s stock price at March 31, 2017 was less than the weighted average exercise price, the aggregate intrinsic value of the stock options outstanding as of March 31, 2017 was zero. The intrinsic value of all “in the money” stock options was $19.8 million as of March 31, 2017.

The following table includes financial information for outstanding stock options for the three months ended March 31, 2017 and 2016:

	2017	2016
	(In Millions)
Compensation expense included in Entergy’s net income	$1.1	$1.1
Tax benefit recognized in Entergy’s net income	$0.4	$0.4
Compensation cost capitalized as part of fixed assets and inventory	$0.2	$0.2

Other Equity Awards

In January 2017 the Board approved and Entergy granted 379,850 restricted stock awards and 220,450 long-term incentive awards under the 2015 Equity Ownership Plan.  The restricted stock awards were made effective as of January 26, 2017 and were valued at $70.53 per share, which was the closing price of Entergy’s common stock on that date.  One-third of the restricted stock awards will vest upon each anniversary of the grant date.  In addition, long-term incentive awards were granted in the form of performance units that represent the value of, and are settled with, one share of Entergy Corporation common stock at the end of the three-year performance period, plus dividends accrued during the performance period on the number of performance units earned.  The performance units were granted effective as of January 26, 2017 and were valued at $71.40 per share.  Entergy considers various factors, primarily market conditions, in determining the value of the performance units.  Shares of restricted stock have the same dividend and voting rights as other common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the 3-year vesting period.  Performance units have the same dividend rights as shares of Entergy common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the 3-year vesting period.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table includes financial information for other outstanding equity awards for the three months ended March 31, 2017 and 2016:

	2017	2016
	(In Millions)
Compensation expense included in Entergy’s net income	$8.2	$8.4
Tax benefit recognized in Entergy’s net income	$3.1	$3.2
Compensation cost capitalized as part of fixed assets and inventory	$2.0	$1.8

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified pension cost, including amounts capitalized, for the first quarters of 2017 and 2016, included the following components:

	2017	2016
	(In Thousands)
Service cost - benefits earned during the period	$33,410	$35,811
Interest cost on projected benefit obligation	65,206	65,403
Expected return on assets	(102,056)	(97,366)
Amortization of prior service cost	65	270
Amortization of loss	56,930	48,824
Net pension costs	$53,555	$52,942

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the first quarters of 2017 and 2016, included the following components:

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$5,090	$6,925	$1,472	$625	$1,364	$1,536
Interest cost on projects benefit obligation	12,944	14,809	3,732	1,791	3,392	3,091
Expected return on assets	(20,427)	(23,017)	(6,131)	(2,800)	(6,180)	(4,663)
Amortization of loss	11,640	12,354	3,053	1,658	2,310	2,964
Net pension cost	$9,247	$11,071	$2,126	$1,274	$886	$2,928

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2016	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$5,181	$7,049	$1,562	$656	$1,416	$1,566
Interest cost on projected benefit obligation	13,055	14,870	3,811	1,814	3,557	2,992
Expected return on assets	(19,772)	(22,096)	(5,981)	(2,687)	(6,062)	(4,459)
Amortization of loss	10,936	11,946	2,985	1,615	2,340	2,604
Net pension cost	$9,400	$11,769	$2,377	$1,398	$1,251	$2,703

Non-Qualified Net Pension Cost

Entergy recognized $4.6 million and $4.3 million in pension cost for its non-qualified pension plans in the first quarters of 2017 and 2016, respectively.

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans in the first quarters of 2017 and 2016:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
First quarter 2017	$105	$48	$64	$18	$127
First quarter 2016	$106	$59	$59	$16	$127

Components of Net Other Postretirement Benefit Cost

Entergy’s other postretirement benefit cost, including amounts capitalized, for the first quarters of 2017 and 2016, included the following components:

	2017	2016
	(In Thousands)
Service cost - benefits earned during the period	$6,729	$8,073
Interest cost on accumulated postretirement benefit obligation (APBO)	13,960	14,083
Expected return on assets	(9,408)	(10,455)
Amortization of prior service credit	(10,356)	(11,373)
Amortization of loss	5,476	4,554
Net other postretirement benefit cost	$6,401	$4,882

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for their employees for the first quarters of 2017 and 2016, included the following components:

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$863	$1,593	$290	$142	$372	$320
Interest cost on APBO	2,255	3,025	690	469	1,124	559
Expected return on assets	(3,959)	—	(1,200)	(1,159)	(2,180)	(717)
Amortization of prior service credit	(1,278)	(1,934)	(456)	(186)	(579)	(378)
Amortization of loss	1,115	465	419	105	826	390
Net other postretirement benefit cost	($1,004)	$3,149	($257)	($629)	($437)	$174

2016	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$978	$1,869	$386	$156	$398	$334
Interest cost on APBO	2,324	3,260	709	448	1,039	529
Expected return on assets	(4,464)	—	(1,379)	(1,154)	(2,394)	(814)
Amortization of prior service credit	(1,368)	(1,947)	(234)	(186)	(681)	(393)
Amortization of loss	1,064	731	223	37	537	287
Net other postretirement benefit cost	($1,466)	$3,913	($295)	($699)	($1,101)	($57)

Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the first quarters of 2017 and 2016:

2017	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($65)	$6,717	($90)	$6,562
Amortization of loss	(18,450)	(2,202)	(919)	(21,571)
	($18,515)	$4,515	($1,009)	($15,009)
Entergy Louisiana
Amortization of prior service credit	$—	$1,934	$—	$1,934
Amortization of loss	(865)	(465)	(2)	(1,332)
	($865)	$1,469	($2)	$602

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2016	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($270)	$7,738	($113)	$7,355
Amortization of loss	(12,482)	(2,063)	(630)	(15,175)
	($12,752)	$5,675	($743)	($7,820)
Entergy Louisiana
Amortization of prior service credit	$—	$1,947	$—	$1,947
Amortization of loss	(836)	(731)	(2)	(1,569)
	($836)	$1,216	($2)	$378

Employer Contributions

Based on current assumptions, Entergy expects to contribute $409.9 million to its qualified pension plans in 2017.  As of March 31, 2017, Entergy had contributed $84.2 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their employees in 2017:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2017 pension contributions	$79,495	$87,923	$19,146	$9,920	$17,064	$18,180
Pension contributions made through March 2017	$17,265	$17,591	$4,027	$2,273	$3,294	$4,500
Remaining estimated pension contributions to be made in 2017	$62,230	$70,332	$15,119	$7,647	$13,770	$13,680

NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation

Entergy’s reportable segments as of March 31, 2017 are Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operation of a small natural gas distribution business.  Entergy Wholesale Commodities includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also provides services to other nuclear power plant owners and owns interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s segment financial information for the first quarters of 2017 and 2016 is as follows:

	Utility	Entergy Wholesale Commodities	All Other	Eliminations	Entergy
	(In Thousands)
2017
Operating revenues	$2,035,112	$553,367	$—	($21)	$2,588,458
Income taxes	$98,492	($78,337)	($12,392)	$—	$7,763
Consolidated net income (loss)	$167,623	($27,197)	($22,477)	($31,898)	$86,051
Total assets as of March 31, 2017	$41,194,179	$6,018,217	$1,242,423	($3,136,613)	$45,318,206
2016
Operating revenues	$2,087,793	$522,079	$—	($20)	$2,609,852
Income taxes	$107,836	$52,314	($20,205)	$—	$139,945
Consolidated net income (loss)	$199,651	$79,557	($12,067)	($31,899)	$235,242
Total assets as of December 31, 2016	$41,098,751	$6,696,038	$1,283,816	($3,174,171)	$45,904,434

The Entergy Wholesale Commodities business is sometimes referred to as the “competitive businesses.”  Eliminations are primarily intersegment activity. Almost all of Entergy’s goodwill is related to the Utility segment.

As discussed in Note 13 to the financial statements in the Form 10-K, Entergy management has undertaken a strategy to manage and reduce the risk of the Entergy Wholesale Commodities business, which includes taking actions to reduce the size of the merchant fleet. These decisions and transactions resulted in asset impairments; employee retention and severance expenses and other benefits-related costs; and contracted economic development contributions in 2016. Additional restructuring charges in the first quarter of 2017 were comprised of the following:

	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total
	(In Millions)
Balance as of January 1, 2017	$70	$21	$91
Restructuring costs accrued	24	—	24
Balance as of March 31, 2017	$94	$21	$115

In addition, Entergy incurred $212 million of impairment charges in the first quarter 2017 related to nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets. These costs are charged directly to expense as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet.

Registrant Subsidiaries

Each of the Registrant Subsidiaries has one reportable segment, which is an integrated utility business, except for System Energy, which is an electricity generation business.  Each of the Registrant Subsidiaries’ operations is managed on an integrated basis by that company because of the substantial effect of cost-based rates and regulatory oversight on the business process, cost structures, and operating results.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 8.  RISK MANAGEMENT AND FAIR VALUES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Market Risk

In the normal course of business, Entergy is exposed to a number of market risks.  Market risk is the potential loss that Entergy may incur as a result of changes in the market or fair value of a particular commodity or instrument.  All financial and commodity-related instruments, including derivatives, are subject to market risk including commodity price risk, equity price, and interest rate risk.  Entergy uses derivatives primarily to mitigate commodity price risk, particularly power price and fuel price risk.

The Utility has limited exposure to the effects of market risk because it operates primarily under cost-based rate regulation.  To the extent approved by their retail regulators, the Utility operating companies use derivative instruments to hedge the exposure to price volatility inherent in their purchased power, fuel, and gas purchased for resale costs that are recovered from customers.

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and also sells energy and capacity in the day ahead or spot markets.  In addition to its forward physical power and gas contracts, Entergy Wholesale Commodities also uses a combination of financial contracts, including swaps, collars, and options, to mitigate commodity price risk.  When the market price falls, the combination of instruments is expected to settle in gains that offset lower revenue from generation, which results in a more predictable cash flow.

Entergy’s exposure to market risk is determined by a number of factors, including the size, term, composition, and diversification of positions held, as well as market volatility and liquidity.  For instruments such as options, the time period during which the option may be exercised and the relationship between the current market price of the underlying instrument and the option’s contractual strike or exercise price also affects the level of market risk.  A significant factor influencing the overall level of market risk to which Entergy is exposed is its use of hedging techniques to mitigate such risk.  Hedging instruments and volumes are chosen based on ability to mitigate risk associated with future energy and capacity prices; however, other considerations are factored into hedge product and volume decisions including corporate liquidity, corporate credit ratings, counterparty credit risk, hedging costs, firm settlement risk, and product availability in the marketplace.  Entergy manages market risk by actively monitoring compliance with stated risk management policies as well as monitoring the effectiveness of its hedging policies and strategies.  Entergy’s risk management policies limit the amount of total net exposure and rolling net exposure during the stated periods.  These policies, including related risk limits, are regularly assessed to ensure their appropriateness given Entergy’s objectives.

Derivatives

Some derivative instruments are classified as cash flow hedges due to their financial settlement provisions while others are classified as normal purchase/normal sale transactions due to their physical settlement provisions.  Normal purchase/normal sale risk management tools include power purchase and sales agreements, fuel purchase agreements, capacity contracts, and tolling agreements.  Financially-settled cash flow hedges can include natural gas and electricity swaps and options and interest rate swaps.  Entergy may enter into financially-settled swap and option contracts to manage market risk that may or may not be designated as hedging instruments.

Entergy enters into derivatives to manage natural risks inherent in its physical or financial assets or liabilities.  Electricity over-the-counter instruments and futures contracts that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  The maximum length of time over which Entergy is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at March 31, 2017 is approximately 2 years.  Planned generation currently under contract from Entergy Wholesale Commodities nuclear power plants is 86% for the remainder of 2017, of which approximately 59%

Entergy Corporation and Subsidiaries
Notes to Financial Statements

is sold under financial derivatives and the remainder under normal purchase/normal sale contracts.  Total planned generation for the remainder of 2017 is 19.9 TWh.

Entergy may use standardized master netting agreements to help mitigate the credit risk of derivative instruments. These master agreements facilitate the netting of cash flows associated with a single counterparty and may include collateral requirements. Cash, letters of credit, and parental/affiliate guarantees may be obtained as security from counterparties in order to mitigate credit risk. The collateral agreements require a counterparty to post cash or letters of credit in the event an exposure exceeds an established threshold. The threshold represents an unsecured credit limit, which may be supported by a parental/affiliate guaranty, as determined in accordance with Entergy’s credit policy. In addition, collateral agreements allow for termination and liquidation of all positions in the event of a failure or inability to post collateral.

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations depending on the mark-to-market values of the contracts. The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  As of March 31, 2017, derivative contracts with three counterparties were in a liability position (approximately $13 million total). In addition to the corporate guarantee, $1 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties and $3 million in cash collateral was required to be posted by its counterparties to the Entergy subsidiary. As of December 31, 2016, derivative contracts with three counterparties were in a liability position (approximately $8 million total). In addition to the corporate guarantee, $2 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties. If the Entergy Corporation credit rating falls below investment grade, the effect of the corporate guarantee is typically ignored and Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Louisiana and Entergy New Orleans) and Entergy Mississippi through the purchase of short-term natural gas swaps that financially settle against NYMEX futures.  These swaps are marked-to-market through fuel expense with offsetting regulatory assets or liabilities.  All benefits or costs of the program are recorded in fuel costs.  The notional volumes of these swaps are based on a portion of projected annual exposure to gas for electric generation at Entergy Louisiana and Entergy Mississippi and projected winter purchases for gas distribution at Entergy Louisiana and Entergy New Orleans.  The total volume of natural gas swaps outstanding as of March 31, 2017 is 59,830,000 MMBtu for Entergy, including 50,230,000 MMBtu for Entergy Louisiana and 9,600,000 MMBtu for Entergy Mississippi. Credit support for these natural gas swaps is covered by master agreements that do not require collateralization based on mark-to-market value, but do carry adequate assurance language that may lead to collateralization requests.

During the second quarter 2016, Entergy participated in the annual financial transmission rights auction process for the MISO planning year of June 1, 2016 through May 31, 2017. Financial transmission rights are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records financial transmission rights at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on financial transmission rights held by Entergy Wholesale Commodities are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on financial transmission rights. The total volume of financial transmission rights outstanding as of March 31, 2017 is 18,365 GWh for Entergy, including 4,197 GWh for Entergy Arkansas, 7,669 GWh for Entergy Louisiana, 3,142 GWh for Entergy Mississippi, 883 GWh for Entergy New Orleans, and 2,434 GWh for Entergy Texas. Credit support for financial transmission rights held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for financial transmission rights held by Entergy Wholesale Commodities is covered by cash. No cash or letters of credit were required to be posted for financial transmission rights exposure for Entergy Wholesale Commodities as of March 31, 2017 and December 31, 2016, respectively. Letters of credit posted with MISO covered the financial transmission rights exposure for Entergy Arkansas and Entergy Mississippi as of March 31, 2017 and December 31, 2016, respectively.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of March 31, 2017 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Business
		(In Millions)
Derivatives designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$13	($13)	$—	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$16	($9)	$7	Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$24	($14)	$10	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$13	($9)	$4	Entergy Wholesale Commodities
Derivatives not designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$20	($5)	$15	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$2	($1)	$1	Entergy Wholesale Commodities
Natural gas swaps	Prepayments and other	$5	$—	$5	Utility
Financial transmission rights	Prepayments and other	$9	($1)	$8	Utility and Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities(current portion)	$8	($4)	$4	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$2	($2)	$—	Entergy Wholesale Commodities

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of December 31, 2016 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Business
		(In Millions)
Derivatives designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$25	($14)	$11	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$6	($6)	$—	Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$11	($10)	$1	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$16	($7)	$9	Entergy Wholesale Commodities
Derivatives not designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$18	($13)	$5	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$5	($5)	$—	Entergy Wholesale Commodities
Natural gas swaps	Prepayments and other	$13	$—	$13	Utility
Financial transmission rights	Prepayments and other	$22	($1)	$21	Utility and Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$18	($17)	$1	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$4	($4)	$—	Entergy Wholesale Commodities

(a)	Represents the gross amounts of recognized assets/liabilities

(b)	Represents the netting of fair value balances with the same counterparty

(c)	Represents the net amounts of assets/liabilities presented on the Entergy Corporation and Subsidiaries’ Consolidated Balance Sheet

(d)	Excludes cash collateral in the amount of $1 million posted and $3 million held as of March 31, 2017 and $2 million posted as of December 31, 2016.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the three months ended March 31, 2017 and 2016 are as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (a)
	(In Millions)		(In Millions)
2017
Electricity swaps and options	$50	Competitive businesses operating revenues	$51

2016
Electricity swaps and options	$139	Competitive businesses operating revenues	$154

(a)	Before taxes of $18 million and $54 million for the three months ended March 31, 2017 and 2016, respectively

At each reporting period, Entergy measures its hedges for ineffectiveness. Any ineffectiveness is recognized in earnings during the period. The ineffective portion of cash flow hedges is recorded in competitive business operating revenues. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness during the three months ended March 31, 2017 and 2016 was ($1) million and ($1) million, respectively.

Based on market prices as of March 31, 2017, unrealized gains recorded in AOCI on cash flow hedges relating to power sales totaled $8 million of net unrealized gains.  Approximately $5 million is expected to be reclassified from AOCI to operating revenues in the next twelve months.  The actual amount reclassified from AOCI, however, could vary due to future changes in market prices.

Entergy may effectively liquidate a cash flow hedge instrument by entering into a contract offsetting the original hedge, and then de-designating the original hedge in this situation.  Gains or losses accumulated in other comprehensive income prior to de-designation continue to be deferred in other comprehensive income until they are included in income as the original hedged transaction occurs. From the point of de-designation, the gains or losses on the original hedge and the offsetting contract are recorded as assets or liabilities on the balance sheet and offset as they flow through to earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended March 31, 2017 and 2016 are as follows:

Instrument	Amount of gain (loss) recognized in accumulated other comprehensive income		Income Statement location		Amount of gain (loss) recorded in the income statement
	(In Millions)				(In Millions)
2017
Natural gas swaps	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	($7)
Financial transmission rights	$—		Purchased power expense	(b)	$30
Electricity swaps and options	$9	(c)	Competitive business operating revenues		$—

2016
Natural gas swaps	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	($24)
Financial transmission rights	$—		Purchased power expense	(b)	$21
Electricity swaps and options	$25	(c)	Competitive business operating revenues		$—

(a)
Due to regulatory treatment, the natural gas swaps are marked-to-market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as fuel expenses when the swaps are settled are recovered or refunded through fuel cost recovery mechanisms.

(b)
Due to regulatory treatment, the changes in the estimated fair value of financial transmission rights for the Utility operating companies are recorded through purchased power expense and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as purchased power expense when the financial transmission rights for the Utility operating companies are settled are recovered or refunded through fuel cost recovery mechanisms.

(c)	Amount of gain (loss) recognized in accumulated other comprehensive income from electricity swaps and options de-designated as hedged items.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of March 31, 2017 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Registrant
		(In Millions)
Assets:
Natural gas swaps	Prepayments and other	$3.8	Entergy Louisiana
Natural gas swaps	Prepayments and other	$0.7	Entergy Mississippi

Financial transmission rights	Prepayments and other	$0.9	Entergy Arkansas
Financial transmission rights	Prepayments and other	$4.1	Entergy Louisiana
Financial transmission rights	Prepayments and other	$1.3	Entergy Mississippi
Financial transmission rights	Prepayments and other	$0.5	Entergy New Orleans
Financial transmission rights	Prepayments and other	$1.0	Entergy Texas

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of December 31, 2016 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Registrant
		(In Millions)
Assets:
Natural gas swaps	Prepayments and other	$10.9	Entergy Louisiana
Natural gas swaps	Prepayments and other	$2.3	Entergy Mississippi
Natural gas swaps	Prepayments and other	$0.2	Entergy New Orleans

Financial transmission rights	Prepayments and other	$5.4	Entergy Arkansas
Financial transmission rights	Prepayments and other	$8.5	Entergy Louisiana
Financial transmission rights	Prepayments and other	$3.2	Entergy Mississippi
Financial transmission rights	Prepayments and other	$1.1	Entergy New Orleans
Financial transmission rights	Prepayments and other	$3.1	Entergy Texas

(a)
As of March 31, 2017, letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Arkansas and $0.1 million for Entergy Mississippi. As of December 31, 2016, letters of credit posted with MISO covered financial transmission rights exposure of $0.3 million for Entergy Arkansas and $0.1 million for Entergy Mississippi.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the three months ended March 31, 2017 and 2016 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2017
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($6.1)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.1)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.1)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$4.6	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$15.2	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$3.1	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$2.4	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$5.3	(b)	Entergy Texas

2016
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($19.3)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($4.1)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.5)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$7.8	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$10.5	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$0.8	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$0.5	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$1.5	(b)	Entergy Texas

(a)
Due to regulatory treatment, the natural gas swaps are marked-to-market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as fuel expenses when the swaps are settled are recovered or refunded through fuel cost recovery mechanisms.

(b)
Due to regulatory treatment, the changes in the estimated fair value of financial transmission rights for the Utility operating companies are recorded through purchased power expense and then such amounts are

Entergy Corporation and Subsidiaries
Notes to Financial Statements

simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as purchased power expense when the financial transmission rights for the Utility operating companies are settled are recovered or refunded through fuel cost recovery mechanisms.

Fair Values

The estimated fair values of Entergy’s financial instruments and derivatives are determined using historical prices, bid prices, market quotes, and financial modeling.  Considerable judgment is required in developing the estimates of fair value.  Therefore, estimates are not necessarily indicative of the amounts that Entergy could realize in a current market exchange.  Gains or losses realized on financial instruments other than those instruments held by the Entergy Wholesale Commodities business are reflected in future rates and therefore do not affect net income. Entergy considers the carrying amounts of most financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments.

Accounting standards define fair value as an exit price, or the price that would be received to sell an asset or the amount that would be paid to transfer a liability in an orderly transaction between knowledgeable market participants at the date of measurement.  Entergy and the Registrant Subsidiaries use assumptions or market input data that market participants would use in pricing assets or liabilities at fair value.  The inputs can be readily observable, corroborated by market data, or generally unobservable.  Entergy and the Registrant Subsidiaries endeavor to use the best available information to determine fair value.

Accounting standards establish a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy establishes the highest priority for unadjusted market quotes in an active market for the identical asset or liability and the lowest priority for unobservable inputs.

The three levels of the fair value hierarchy are:

•
Level 1 - Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  Level 1 primarily consists of individually owned common stocks, cash equivalents (temporary cash investments, securitization recovery trust account, and escrow accounts), debt instruments, and gas hedge contracts.  Cash equivalents includes all unrestricted highly liquid debt instruments with an original or remaining maturity of three months or less at the date of purchase.

•
Level 2 - Level 2 inputs are inputs other than quoted prices included in Level 1 that are, either directly or indirectly, observable for the asset or liability at the measurement date.  Assets are valued based on prices derived by independent third parties that use inputs such as benchmark yields, reported trades, broker/dealer quotes, and issuer spreads.  Prices are reviewed and can be challenged with the independent parties and/or overridden by Entergy if it is believed such would be more reflective of fair value.  Level 2 inputs include the following:

–	quoted prices for similar assets or liabilities in active markets;

–	quoted prices for identical assets or liabilities in inactive markets;

–	inputs other than quoted prices that are observable for the asset or liability; or

–	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 2 consists primarily of individually-owned debt instruments.

•
Level 3 - Level 3 inputs are pricing inputs that are generally less observable or unobservable from objective sources.  These inputs are used with internally developed methodologies to produce management’s best

Entergy Corporation and Subsidiaries
Notes to Financial Statements

estimate of fair value for the asset or liability.  Level 3 consists primarily of financial transmission rights and derivative power contracts used as cash flow hedges of power sales at merchant power plants.

The values for power contract assets or liabilities are based on both observable inputs including public market prices and interest rates, and unobservable inputs such as implied volatilities, unit contingent discounts, expected basis differences, and credit adjusted counterparty interest rates.  They are classified as Level 3 assets and liabilities.  The valuations of these assets and liabilities are performed by the Business Unit Risk Control group and the Accounting Policy and Entergy Wholesale Commodities Accounting group.  The primary functions of the Business Unit Risk Control group include: gathering, validating and reporting market data, providing market risk analyses and valuations in support of Entergy Wholesale Commodities’ commercial transactions, developing and administering protocols for the management of market risks, and implementing and maintaining controls around changes to market data in the energy trading and risk management system.  The Business Unit Risk Control group is also responsible for managing the energy trading and risk management system, forecasting revenues, forward positions and analysis.  The Accounting Policy and Entergy Wholesale Commodities Accounting group performs functions related to market and counterparty settlements, revenue reporting and analysis and financial accounting. The Business Unit Risk Control group reports to the Vice President and Treasurer while the Accounting Policy and Entergy Wholesale Commodities Accounting group reports to the Chief Accounting Officer.

The amounts reflected as the fair value of electricity swaps are based on the estimated amount that the contracts are in-the-money at the balance sheet date (treated as an asset) or out-of-the-money at the balance sheet date (treated as a liability) and would equal the estimated amount receivable to or payable by Entergy if the contracts were settled at that date.  These derivative contracts include cash flow hedges that swap fixed for floating cash flows for sales of the output from the Entergy Wholesale Commodities business.  The fair values are based on the mark-to-market comparison between the fixed contract prices and the floating prices determined each period from quoted forward power market prices.  The differences between the fixed price in the swap contract and these market-related prices multiplied by the volume specified in the contract and discounted at the counterparties’ credit adjusted risk free rate are recorded as derivative contract assets or liabilities.  For contracts that have unit contingent terms, a further discount is applied based on the historical relationship between contract and market prices for similar contract terms.

The amounts reflected as the fair values of electricity options are valued based on a Black Scholes model, and are calculated at the end of each month for accounting purposes.  Inputs to the valuation include end of day forward market prices for the period when the transactions will settle, implied volatilities based on market volatilities provided by a third party data aggregator, and U.S. Treasury rates for a risk-free return rate.  As described further below, prices and implied volatilities are reviewed and can be adjusted if it is determined that there is a better representation of fair value.

On a daily basis, the Business Unit Risk Control group calculates the mark-to-market for electricity swaps and options.  The Business Unit Risk Control group also validates forward market prices by comparing them to other sources of forward market prices or to settlement prices of actual market transactions.  Significant differences are analyzed and potentially adjusted based on these other sources of forward market prices or settlement prices of actual market transactions.  Implied volatilities used to value options are also validated using actual counterparty quotes for Entergy Wholesale Commodities transactions when available and compared with other sources of market implied volatilities.  Moreover, on at least a monthly basis, the Office of Corporate Risk Oversight confirms the mark-to-market calculations and prepares price scenarios and credit downgrade scenario analysis.  The scenario analysis is communicated to senior management within Entergy and within Entergy Wholesale Commodities.  Finally, for all proposed derivative transactions, an analysis is completed to assess the risk of adding the proposed derivative to Entergy Wholesale Commodities’ portfolio.  In particular, the credit and liquidity effects are calculated for this analysis.  This analysis is communicated to senior management within Entergy and Entergy Wholesale Commodities.

The values of financial transmission rights are based on unobservable inputs, including estimates of congestion costs in MISO between applicable generation and load pricing nodes based on the 50th percentile of historical prices.  They are classified as Level 3 assets and liabilities.  The valuations of these assets and liabilities are performed by the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Business Unit Risk Control group.  The values are calculated internally and verified against the data published by MISO. Entergy’s Accounting Policy and Entergy Wholesale Commodities Accounting group reviews these valuations for reasonableness, with the assistance of others within the organization with knowledge of the various inputs and assumptions used in the valuation. The Business Unit Risk Control groups report to the Vice President and Treasurer.  The Accounting Policy and Entergy Wholesale Commodities Accounting group reports to the Chief Accounting Officer.

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,022	$—	$—	$1,022
Decommissioning trust funds (a):
Equity securities	512	—	—	512
Debt securities	966	1,264	—	2,230
Common trusts (b)				3,927
Power contracts	—	—	23	23
Securitization recovery trust account	47	—	—	47
Escrow accounts	415	—	—	415
Gas hedge contracts	5	—	—	5
Financial transmission rights	—	—	8	8
	$2,967	$1,264	$31	$8,189
Liabilities:
Power contracts	$—	$—	$18	$18

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,058	$—	$—	$1,058
Decommissioning trust funds (a):
Equity securities	480	—	—	480
Debt securities	985	1,228	—	2,213
Common trusts (b)				3,031
Power contracts	—	—	16	16
Securitization recovery trust account	46	—	—	46
Escrow accounts	433	—	—	433
Gas hedge contracts	13	—	—	13
Financial transmission rights	—	—	21	21
	$3,015	$1,228	$37	$7,311
Liabilities:
Power contracts	$—	$—	$11	$11

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental and corporate securities.  See Note 9 to the financial statements for additional information on the investment portfolios.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(b)
Common trust funds are not publicly quoted, and are valued by the fund administrators using net asset value as a practical expedient. Accordingly, these funds are not assigned a level in the fair value table. The fund administrator of these investments allows daily trading at the net asset value and trades settle at a later date.

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2017 and 2016:

	2017		2016
	Power Contracts	Financial transmission rights	Power Contracts	Financial transmission rights
	(In Millions)
Balance as of January 1,	$5	$21	$189	$23
Total gains (losses) for the period (a)
Included in OCI	50	—	139	—
Included as a regulatory liability/asset	—	17	—	7
Settlements	(50)	(30)	(145)	(21)
Balance as of March 31,	$5	$8	$183	$9

(a)
Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period is $0.4 million for the three months ended March 31, 2017 and $6 million for the three months ended March 31, 2016.

The following table sets forth a description of the types of transactions classified as Level 3 in the fair value hierarchy and significant unobservable inputs to each which cause that classification as of March 31, 2017:

Transaction Type	Fair Value as of March 31, 2017	Significant Unobservable Inputs	Range from Average %		Effect on Fair Value
	(In Millions)				(In Millions)
Power contracts - electricity swaps	$5	Unit contingent discount	+/-	4%	$1

The following table sets forth an analysis of each of the types of unobservable inputs impacting the fair value of items classified as Level 3 within the fair value hierarchy, and the sensitivity to changes to those inputs:

Significant Unobservable Input	Transaction Type	Position	Change to Input	Effect on Fair Value
Unit contingent discount	Electricity swaps	Sell	Increase (Decrease)	Decrease (Increase)
Implied volatility	Electricity options	Sell	Increase (Decrease)	Increase (Decrease)
Implied volatility	Electricity options	Buy	Increase (Decrease)	Increase (Decrease)

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets that are accounted for at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$6.1	$—	$—	$6.1
Debt securities	106.7	203.3	—	310.0
Common trusts (b)				551.6
Securitization recovery trust account	7.8	—	—	7.8
Escrow accounts	4.7	—	—	4.7
Financial transmission rights	—	—	0.9	0.9
	$125.3	$203.3	$0.9	$881.1

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$3.6	$—	$—	$3.6
Debt securities	112.5	196.8	—	309.3
Common trusts (b)				521.8
Securitization recovery trust account	4.1	—	—	4.1
Escrow accounts	7.1	—	—	7.1
Financial transmission rights	—	—	5.4	5.4
	$127.3	$196.8	$5.4	$851.3

Entergy Louisiana

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$64.7	$—	$—	$64.7
Decommissioning trust funds (a):
Equity securities	7.6	—	—	7.6
Debt securities	132.0	307.5	—	439.5
Common trusts (b)				743.0
Escrow accounts	292.5	—	—	292.5
Securitization recovery trust account	8.4	—	—	8.4
Gas hedge contracts	3.8	—	—	3.8
Financial transmission rights	—	—	4.1	4.1
	$509.0	$307.5	$4.1	$1,563.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$163.9	$—	$—	$163.9
Decommissioning trust funds (a):
Equity securities	13.9	—	—	13.9
Debt securities	132.3	292.5	—	424.8
Common trusts (b)				702.0
Escrow accounts	305.7	—	—	305.7
Securitization recovery trust account	2.8	—	—	2.8
Gas hedge contracts	10.9	—	—	10.9
Financial transmission rights	—	—	8.5	8.5
	$629.5	$292.5	$8.5	$1,632.5

Entergy Mississippi

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Escrow accounts	$31.8	$—	$—	$31.8
Gas hedge contracts	0.7	—	—	0.7
Financial transmission rights	—	—	1.3	1.3
	$32.5	$—	$1.3	$33.8

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$76.8	$—	$—	$76.8
Escrow accounts	31.8	—	—	31.8
Gas hedge contracts	2.3	—	—	2.3
Financial transmission rights	—	—	3.2	3.2
	$110.9	$—	$3.2	$114.1

Entergy New Orleans

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$55.0	$—	$—	$55.0
Securitization recovery trust account	4.6	—	—	4.6
Escrow accounts	86.3	—	—	86.3
Financial transmission rights	—	—	0.5	0.5
	$145.9	$—	$0.5	$146.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$103.0	$—	$—	$103.0
Securitization recovery trust account	1.7	—	—	1.7
Escrow accounts	88.6	—	—	88.6
Gas hedge contracts	0.2	—	—	0.2
Financial transmission rights	—	—	1.1	1.1
	$193.5	$—	$1.1	$194.6

Entergy Texas

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$26.3	$—	$—	$26.3
Financial transmission rights	—	—	1.0	1.0
	$26.3	$—	$1.0	$27.3

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$5.0	$—	$—	$5.0
Securitization recovery trust account	37.5	—	—	37.5
Financial transmission rights	—	—	3.1	3.1
	$42.5	$—	$3.1	$45.6
System Energy

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$239.6	$—	$—	$239.6
Decommissioning trust funds (a):
Equity securities	8.1	—	—	8.1
Debt securities	245.7	61.3	—	307.0
Common trusts (b)				500.9
	$493.4	$61.3	$—	$1,055.6

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$245.1	$—	$—	$245.1
Decommissioning trust funds (a):
Equity securities	0.3	—	—	0.3
Debt securities	248.3	58.3	—	306.6
Common trusts (b)				473.6
	$493.7	$58.3	$—	$1,025.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental and corporate securities.  See Note 9 to the financial statements for additional information on the investment portfolios.

(b)
Common trust funds are not publicly quoted, and are valued by the fund administrators using net asset value as a practical expedient. Accordingly, these funds are not assigned a level in the fair value table. The fund administrator of these investments allows daily trading at the net asset value and trades settle at a later date.

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2017.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$5.4	$8.5	$3.2	$1.1	$3.1
Gains (losses) included as a regulatory liability/asset	0.1	10.8	1.2	1.8	3.2
Settlements	(4.6)	(15.2)	(3.1)	(2.4)	(5.3)
Balance as of March 31,	$0.9	$4.1	$1.3	$0.5	$1.0

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2016.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$7.9	$8.5	$2.4	$1.5	$2.2
Gains (losses) included as a regulatory liability/asset	3.6	5.3	(0.7)	(0.4)	0.2
Settlements	(7.8)	(10.5)	(0.8)	(0.5)	(1.5)
Balance as of March 31,	$3.7	$3.3	$0.9	$0.6	$0.9

NOTE 9.  DECOMMISSIONING TRUST FUNDS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

Entergy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The NRC requires Entergy subsidiaries to maintain trusts to fund the costs of decommissioning ANO 1, ANO 2, River Bend, Waterford 3, Grand Gulf, Pilgrim, Indian Point 1, Indian Point 2, Indian Point 3, Vermont Yankee, and Palisades.  The funds are invested primarily in equity securities, fixed-rate debt securities, and cash and cash equivalents.

See Note 16 to the financial statements in the Form 10-K for discussion of the trust transfer agreement with NYPA to transfer the decommissioning trust funds and decommissioning liabilities for the Indian Point 3 and FitzPatrick plants to Entergy. In January 2017, NYPA transferred to Entergy the Indian Point 3 decommissioning trust fund with a fair value of $726 million and the FitzPatrick decommissioning trust fund with a fair value of $793 million.

As discussed in Note 13 to the financial statements herein, in March 2017, Entergy closed on the sale of the FitzPatrick plant to Exelon. As part of the transaction, Entergy transferred the FitzPatrick decommissioning trust fund

Entergy Corporation and Subsidiaries
Notes to Financial Statements

to Exelon. The FitzPatrick decommissioning trust fund had a disposition-date fair value of $805 million and was classified as held for sale within other deferred debits as of December 31, 2016.

Entergy records decommissioning trust funds on the balance sheet at their fair value.  Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets.  For the 30% interest in River Bend formerly owned by Cajun, Entergy Louisiana has recorded an offsetting amount of unrealized gains/(losses) in other deferred credits.  Decommissioning trust funds for Pilgrim, Indian Point 1, Indian Point 2, Indian Point 3, Vermont Yankee, and Palisades do not meet the criteria for regulatory accounting treatment.  Accordingly, unrealized gains recorded on the assets in these trust funds are recognized in the accumulated other comprehensive income component of shareholders’ equity because these assets are classified as available-for-sale.  Unrealized losses (where cost exceeds fair market value) on the assets in these trust funds are also recorded in the accumulated other comprehensive income component of shareholders’ equity unless the unrealized loss is other-than-temporary and therefore recorded in earnings.  Generally, Entergy records realized gains and losses on its debt and equity securities using the specific identification method to determine the cost basis of its securities.

The securities held as of March 31, 2017 and December 31, 2016 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2017
Equity Securities	$4,439	$1,823	$5
Debt Securities	2,230	35	22
Total	$6,669	$1,858	$27

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2016
Equity Securities	$3,511	$1,673	$1
Debt Securities	2,213	34	27
Total	$5,724	$1,707	$28

The fair values of the decommissioning trust funds related to the Entergy Wholesale Commodities nuclear plants as of March 31, 2017 are $458 million for Indian Point 1, $582 million for Indian Point 2, $743 million for Indian Point 3, $426 million for Palisades, $994 million for Pilgrim, and $592 million for Vermont Yankee. The fair values of the decommissioning trust funds for the Registrant Subsidiaries’ nuclear plants are detailed below.

Deferred taxes on unrealized gains/(losses) are recorded in other comprehensive income for the decommissioning trusts which do not meet the criteria for regulatory accounting treatment as described above. Unrealized gains/(losses) above are reported before deferred taxes of $438 million and $399 million as of March 31, 2017 and December 31, 2016, respectively.  The amortized cost of debt securities was $2,217 million as of March 31, 2017 and $2,212 million as of December 31, 2016.  As of March 31, 2017, the debt securities have an average coupon rate of approximately 3.21%, an average duration of approximately 5.79 years, and an average maturity of approximately 9.45 years.  The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2017:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$13	$5	$1,087	$21
More than 12 months	—	—	13	1
Total	$13	$5	$1,100	$22

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2016:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$23	$1	$1,169	$26
More than 12 months	1	—	20	1
Total	$24	$1	$1,189	$27

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2017 and December 31, 2016 are as follows:

	2017	2016
	(In Millions)
less than 1 year	$99	$125
1 year - 5 years	783	763
5 years - 10 years	742	719
10 years - 15 years	113	109
15 years - 20 years	69	73
20 years+	424	424
Total	$2,230	$2,213

During the three months ended March 31, 2017 and 2016, proceeds from the dispositions of securities amounted to $514 million and $729 million, respectively.  During the three months ended March 31, 2017 and 2016, gross gains of $9 million and $10 million, respectively, and gross losses of $5 million and $3 million, respectively, were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of March 31, 2017 and December 31, 2016 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2017
Equity Securities	$557.7	$307.2	$—
Debt Securities	310.0	3.1	3.6
Total	$867.7	$310.3	$3.6

2016
Equity Securities	$525.4	$281.5	$—
Debt Securities	309.3	3.4	4.2
Total	$834.7	$284.9	$4.2

The amortized cost of debt securities was $310.5 million as of March 31, 2017 and $310.1 million as of December 31, 2016.  As of March 31, 2017, the debt securities have an average coupon rate of approximately 2.61%, an average duration of approximately 5.26 years, and an average maturity of approximately 6.10 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2017:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$1.1	$—	$150.5	$3.6
More than 12 months	—	—	—	—
Total	$1.1	$—	$150.5	$3.6

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2016:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$146.7	$4.2
More than 12 months	—	—	—	—
Total	$—	$—	$146.7	$4.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2017 and December 31, 2016 are as follows:

	2017	2016
	(In Millions)
less than 1 year	$17.8	$16.7
1 year - 5 years	109.7	106.2
5 years - 10 years	162.1	161.2
10 years - 15 years	7.0	7.7
15 years - 20 years	1.0	1.0
20 years+	12.4	16.5
Total	$310.0	$309.3

During the three months ended March 31, 2017 and 2016, proceeds from the dispositions of securities amounted to $36 million and $58.6 million, respectively.  During the three months ended March 31, 2017 and 2016, gross gains of $0.5 million and $0.8 million, respectively, and gross losses of $0.1 million and $0.1 million, respectively were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of March 31, 2017 and December 31, 2016 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2017
Equity Securities	$750.6	$382.7	$—
Debt Securities	439.5	8.5	4.3
Total	$1,190.1	$391.2	$4.3

2016
Equity Securities	$715.9	$346.6	$—
Debt Securities	424.8	8.0	5.0
Total	$1,140.7	$354.6	$5.0

The amortized cost of debt securities was $435.2 million as of March 31, 2017 and $421.9 million as of December 31, 2016.  As of March 31, 2017, the debt securities have an average coupon rate of approximately 3.77%, an average duration of approximately 5.72 years, and an average maturity of approximately 11.20 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2017:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$1.6	$—	$189.9	$4.1
More than 12 months	—	—	2.7	0.2
Total	$1.6	$—	$192.6	$4.3

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2016:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$198.8	$4.8
More than 12 months	—	—	4.8	0.2
Total	$—	$—	$203.6	$5.0

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2017 and December 31, 2016 are as follows:

	2017	2016
	(In Millions)
less than 1 year	$28.1	$31.4
1 year - 5 years	101.2	99.1
5 years - 10 years	126.4	122.8
10 years - 15 years	44.0	41.4
15 years - 20 years	30.3	30.9
20 years+	109.5	99.2
Total	$439.5	$424.8

During the three months ended March 31, 2017 and 2016, proceeds from the dispositions of securities amounted to $40.6 million and $53.8 million, respectively.  During the three months ended March 31, 2017 and 2016, gross gains of $0.03 million and $0.9 million, respectively, and gross losses of $0.2 million and $0.1 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of March 31, 2017 and December 31, 2016 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2017
Equity Securities	$509.0	$245.4	$—
Debt Securities	307.0	2.4	3.4
Total	$816.0	$247.8	$3.4

2016
Equity Securities	$473.9	$221.9	$0.1
Debt Securities	306.6	2.0	4.5
Total	$780.5	$223.9	$4.6

The amortized cost of debt securities was $308 million as of March 31, 2017 and $309.1 million as of December 31, 2016.  As of March 31, 2017, the debt securities have an average coupon rate of approximately 1.99%, an average duration of approximately 5.04 years, and an average maturity of approximately 6.45 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2017:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$1.0	$—	$200.5	$3.3
More than 12 months	—	—	0.2	0.1
Total	$1.0	$—	$200.7	$3.4

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2016:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$220.9	$4.4
More than 12 months	—	0.1	0.8	0.1
Total	$—	$0.1	$221.7	$4.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2017 and December 31, 2016 are as follows:

	2017	2016
	(In Millions)
less than 1 year	$1.7	$6.6
1 year - 5 years	188.5	188.2
5 years - 10 years	84.6	78.5
10 years - 15 years	1.4	1.3
15 years - 20 years	7.6	7.8
20 years+	23.2	24.2
Total	$307.0	$306.6

During the three months ended March 31, 2017 and 2016, proceeds from the dispositions of securities amounted to $75.8 million and $188.5 million, respectively.  During the three months ended March 31, 2017 and 2016, gross gains of $0.1 million and $1.6 million, respectively, and gross losses of $0.7 million and $0.3 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

Other-than-temporary impairments and unrealized gains and losses

Entergy evaluates investment securities in the Entergy Wholesale Commodities’ nuclear decommissioning trust funds with unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the three months ended March 31, 2017 and 2016.  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment is based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Entergy did not record material charges to other income for the three months ended March 31, 2017 and 2016, resulting from the recognition of the other-than-temporary impairment of certain equity securities held in its decommissioning trust funds.

NOTE 10.  INCOME TAXES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See “Income Tax Audits” and “Other Tax Matters” in Note 3 to the financial statements in the Form 10-K for a discussion of income tax audits and other income tax matters involving Entergy. The following is an update to that discussion.

As discussed in the Form 10-K, in the second quarter 2016, Entergy made a tax election to treat its subsidiary that owned the FitzPatrick nuclear power plant as a corporation for federal income tax purposes.  The effect of the election was that the plant and associated assets were deemed to be contributed to a new corporation for federal income tax purposes, which created permanent and temporary differences, as discussed in the Form 10-K.  One permanent difference, which increased tax expense in 2016 under the applicable accounting standards, was the reduction to the plant’s tax basis to the extent that it exceeded its fair market value.  Entergy sold the FitzPatrick plant on March 31,

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2017.  The removal of the contingencies regarding the sale of the plant and the receipt of NRC approval for the sale allowed Entergy to re-determine the plant’s tax basis, using the closing price as indicative of a higher fair market value for the plant.  The re-determined basis resulted in a $44 million income tax benefit in the first quarter 2017.

In the first quarter 2017, Entergy implemented ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Entergy will now prospectively recognize all income tax effects related to share-based payments through the income statement. In the first quarter 2017, stock option expirations, along with other stock compensation activity, resulted in the write-off of $11.5 million of deferred tax assets. Entergy’s stock-based compensation plans are discussed in Note 12 to the financial statements in the Form 10-K.

NOTE 11.  PROPERTY, PLANT, AND EQUIPMENT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at March 31, 2017 are $209 million for Entergy, $33.4 million for Entergy Arkansas, $74.4 million for Entergy Louisiana, $3.3 million for Entergy Mississippi, $0.6 million for Entergy New Orleans, $13.8 million for Entergy Texas, and $26.9 million for System Energy.  Construction expenditures included in accounts payable at December 31, 2016 are $253 million for Entergy, $40.9 million for Entergy Arkansas, $114.8 million for Entergy Louisiana, $11.5 million for Entergy Mississippi, $2.3 million for Entergy New Orleans, $9.3 million for Entergy Texas, and $6.2 million for System Energy.

NOTE 12.  VARIABLE INTEREST ENTITIES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Note 17 to the financial statements in the Form 10-K for a discussion of variable interest entities.  See Note 4 to the financial statements herein for details of the nuclear fuel companies’ credit facilities and commercial paper borrowings and long-term debt.

Entergy Louisiana was considered to hold a variable interest in the lessor from which it leased an undivided interest representing approximately 9.3% of the Waterford 3 nuclear plant. After Entergy Louisiana acquired a beneficial interest in the leased assets in March 2016, however, the lessor was no longer considered a variable interest entity. Entergy Louisiana made payments on its lease, including interest, of $9.2 million through March 2016. See Note 10 to the financial statements in the Form 10-K for a discussion of Entergy Louisiana’s purchase of the Waterford 3 leased assets.

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest representing approximately 11.5% of the Grand Gulf nuclear plant. System Energy is the lessee under this arrangement, which is described in more detail in Note 10 to the financial statements in the Form 10-K. System Energy made payments on its lease, including interest, of $8.6 million in the three months ended March 31, 2017 and $8.6 million in the three months ended March 31, 2016.

NOTE 13.  DISPOSITIONS (Entergy Corporation)

In March 2017 the NRC approved the sale of the FitzPatrick plant, an 838 MW nuclear power plant owned by Entergy in the Entergy Wholesale Commodities segment, to Exelon. The transaction closed in March 2017 for a purchase price of $110 million, including the $10 million non-refundable signing fee paid in August 2016, in addition to the assumption by Exelon of certain liabilities related to the FitzPatrick plant, resulting in a pre-tax gain on the sale

Entergy Corporation and Subsidiaries
Notes to Financial Statements

of $16 million. At the transaction close, Exelon paid an additional $8 million for the proration of certain expenses prepaid by Entergy.

As discussed in Note 10 to the financial statements herein, as a result of the sale of FitzPatrick on March 31, 2017, Entergy re-determined the plant’s tax basis, resulting in a $44 million income tax benefit.

The assets and liabilities associated with the sale of FitzPatrick to Exelon were classified as held for sale on Entergy Corporation and Subsidiaries’ Consolidated Balance Sheet as of December 31, 2016. The disposition-date fair value of the decommissioning trust fund was $805 million, classified within other deferred debits, and the disposition-date fair value of the asset retirement obligation was $727 million, classified within other non-current liabilities. The transaction also included property, plant, and equipment with a net book value of zero, materials and supplies, and prepaid assets.

As discussed in Note 14 to the financial statements in the Form 10-K, Entergy entered into a reimbursement agreement with Exelon pursuant to which Exelon reimburses Entergy for specified out-of-pocket costs associated with the operation of FitzPatrick. In the first quarter 2017, Entergy billed Exelon for reimbursement of $98 million of other operation and maintenance expenses, $7 million in lost operating revenues, and $3 million in taxes other than income taxes, partially offset by a $10 million defueling credit to Exelon.

________________

In the opinion of the management of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals and reclassification of previously reported amounts to conform to current classifications) necessary for a fair statement of the results for the interim periods presented.  Entergy’s business is subject to seasonal fluctuations, however, with peak periods occurring typically during the first and third quarters.  The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market and Credit Risk Sensitive Instruments” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2017, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrants’ management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended March 31, 2017 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income decreased $5 million primarily due to higher other operation and maintenance expenses, partially offset by higher net revenue.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the first quarter 2017 to the first quarter 2016:

Amount
(In Millions)
2016 net revenue	$321.7
Retail electric price	20.2
Opportunity sales	7.5
Volume/weather	(18.0)
Other	(1.1)
2017 net revenue	$330.3

The retail electric price variance is primarily due to an increase in base rates and the implementation of formula rate plan rates, as approved by the APSC. The new base rates were effective February 24, 2016. A significant portion of the base rate increase was related to the purchase of Power Block 2 of the Union Power Station in March 2016. The formula rate plan rates were effective with the first billing cycle of January 2017. See Note 2 to the financial statements in the Form 10-K for further discussion of the rate cases. See Note 14 to the financial statements in the Form 10-K for discussion of the Union Power Station purchase.

The opportunity sales variance results from the estimated net revenue effect recorded in the first quarter 2016 in connection with the FERC orders issued in April 2016 in the opportunity sales proceeding. See Note 2 to the financial statements in the Form 10-K for further discussion of the opportunity sales proceeding.

The volume/weather variance is primarily due to the effect of the unbilled sales period including less favorable weather and decreased usage.

Other Income Statement Variances

Nuclear refueling outage expenses increased primarily due to the amortization of higher costs associated with the most recent outages as compared to the previous outages.

Other operation and maintenance expenses increased primarily due to:

•
the deferral in first quarter 2016 of $7.7 million of previously-incurred costs related to ANO post-Fukushima compliance and $9.9 million of previously-incurred costs related to ANO flood barrier compliance, as approved by the APSC as part of the 2015 rate case settlement. These costs are being amortized over a ten-year period

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

beginning March 2016. See Note 2 to the financial statements in the Form 10-K for further discussion of the rate case settlement;

•	an increase of $2.7 million in distribution expenses primarily due to timing differences in the vegetation maintenance costs incurred in 2017;

•	an increase of $2.6 million in fossil-fueled generation expenses primarily due to an overall higher scope of work performed in 2017 as compared to the same period in 2016; and

•	an increase of $2.4 million in compensation and benefits costs primarily due to a revision to estimated incentive compensation expense in first quarter 2016.

The increase was partially offset by a decrease of $13.2 million in nuclear generation expenses primarily due to a decrease in regulatory compliance costs as compared to the prior year. The decrease in regulatory compliance costs is primarily related to additional NRC inspection activities in 2016 as a result of the NRC’s March 2015 decision to move ANO into the “multiple/repetitive degraded cornerstone column” of the NRC’s reactor oversight process action matrix. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - ANO Damage, Outage, and NRC Reviews” in the Form 10-K for a discussion of the ANO stator incident and subsequent NRC reviews.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including Power Block 2 of the Union Power Station purchased in March 2016. See Note 14 to the financial statements in the Form 10-K for discussion of the Union Power Station purchase.

Other income increased primarily due to higher realized gains in 2017 as compared to 2016 on the decommissioning trust fund investments.

Interest expense decreased primarily due to $5.1 million in estimated interest expense recorded in the first quarter 2016 in connection with the FERC orders issued in April 2016 in the opportunity sales proceeding. See Note 2 to the financial statements in the Form 10-K for further discussion of the opportunity sales proceeding.

Income Taxes

The effective income tax rate was 44.4% for the first quarter 2017. The difference in the effective income tax rate for the first quarter 2017 versus the federal statutory rate of 35% was primarily due to a write-off of a stock-based compensation deferred tax asset, state income taxes, and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate was 39.8% for the first quarter 2016. The difference in the effective income tax rate for the first quarter 2016 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction.

ANO Damage, Outage, and NRC Reviews

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - ANO Damage, Outage, and NRC Reviews” in the Form 10-K for a discussion of the ANO stator incident, subsequent NRC reviews, and the deferral of replacement power costs.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2017 and 2016 were as follows:

	2017	2016
	(In Thousands)
Cash and cash equivalents at beginning of period	$20,509	$9,135

Cash flow provided by (used in):
Operating activities	154,541	139,613
Investing activities	(207,097)	(395,106)
Financing activities	32,522	280,137
Net increase (decrease) in cash and cash equivalents	(20,034)	24,644

Cash and cash equivalents at end of period	$475	$33,779

Operating Activities

Net cash flow provided by operating activities increased $14.9 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to:

•	an increase due to the timing of recovery of fuel and purchased power costs;

•	income tax payments of $7.2 million in 2016 in accordance with an intercompany income tax allocation agreement;

•	a decrease of $3.7 million in interest paid; and

•
a decrease of $2.2 million in pension contributions in 2017. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

The increase was partially offset by an increase of $3.5 million in spending on nuclear refueling outages in 2017.

Investing Activities

Net cash flow used in investing activities decreased $188 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to the purchase of Power Block 2 of the Union Power Station in March 2016 for approximately $237 million and a decrease of $15.6 million in transmission construction expenditures due to a lower scope of work performed in 2017. The decrease was partially offset by the fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and service deliveries, and the timing of cash payments during the nuclear fuel cycle and an increase of $18.6 million in nuclear construction expenditures primarily due to a higher scope of work performed on various nuclear projects in 2017. See Note 14 to the financial statements for discussion of the Union Power Station purchase.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Financing Activities

Net cash flow provided by financing activities decreased $247.6 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to:

•
the issuance of $325 million of 3.5% Series first mortgage bonds in January 2016, a portion of the proceeds of which were used to pay, prior to maturity, $175 million of 5.66% Series first mortgage bonds. Entergy Arkansas used the remainder of the proceeds, together with other funds, for the purchase of Power Block 2 of Union Power Station and for general corporate purposes; and

•	a $200 million capital contribution received from Entergy Corporation in March 2016 primarily in anticipation of Entergy Arkansas’s purchase of Power Block 2 of the Union Power Station.

The decrease was partially offset by net borrowings of $52.3 million on the Entergy Arkansas nuclear fuel company variable interest entity credit facility in 2017 compared to net repayments of $11.7 million in 2016 and money pool activity.

Decreases in Entergy Arkansas’s payable to the money pool are a use of cash flow, and Entergy Arkansas’s payable to the money pool decreased by $20.2 million in 2017 compared to decreasing by $52.7 million in 2016. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt. See Note 14 to the financial statements in the Form 10-K for discussion of the Union Power Station purchase.

Capital Structure

Entergy Arkansas’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2017	December 31, 2016
Debt to capital	55.6%	55.3%
Effect of excluding the securitization bonds	(0.4%)	(0.4%)
Debt to capital, excluding securitization bonds (a)	55.2%	54.9%
Effect of subtracting cash	—%	(0.2%)
Net debt to net capital, excluding securitization bonds (a)	55.2%	54.7%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings and long-term debt, including the currently maturing portion.  Capital consists of debt, preferred stock without sinking fund, and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Arkansas uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy Arkansas’s financial condition because the securitization bonds are non-recourse to Entergy Arkansas, as more fully described in Note 5 to the financial statements in the Form 10-K.  Entergy Arkansas also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Arkansas’s financial condition because net debt indicates Entergy Arkansas’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Arkansas’s uses and sources of capital. Following are updates to the information provided in the Form 10-K.

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

March 31, 2017	December 31, 2016	March 31, 2016	December 31, 2015
(In Thousands)
($31,008)	($51,232)	$1,842	($52,742)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in August 2021. Entergy Arkansas also has a $20 million credit facility which was scheduled to expire in April 2017, but was renewed by Entergy Arkansas through April 2018. The $150 million credit facility allows Entergy Arkansas to issue letters of credit against 50% of the borrowing capacity of the facility. As of March 31, 2017, there were no cash borrowings and no letters of credit outstanding under the credit facilities. In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2017, a $1 million letter of credit was outstanding under Entergy Arkansas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in May 2019.  As of March 31, 2017, $52.3 million in letters of credit were outstanding under the credit facility to support commercial paper issued by the Entergy Arkansas nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facility.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  The following are updates to that discussion.

2016 Formula Rate Plan Filing

As discussed in the Form 10-K, Entergy Arkansas is required to make a supplemental filing supporting the recovery of certain nuclear costs. In April 2017, Entergy Arkansas filed a motion consented to by all parties requesting that it be permitted to submit its supplemental filing in conjunction with its 2017 formula rate plan filing, scheduled to be made in July 2017.

Advanced Metering Infrastructure (AMI) Filing

As discussed in the Form 10-K, in September 2016, Entergy Arkansas filed an application seeking a finding from the APSC that Entergy Arkansas’s deployment of advanced metering infrastructure is in the public interest. This matter is pending before the APSC.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Energy Cost Recovery Rider

In March 2017, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase in the rate from $0.01164 per kWh to $0.01547 per kWh. The APSC staff filed testimony in March 2017 recommending that the redetermined rate should be implemented with the first billing cycle of April 2017 under the normal operation of the tariff. Accordingly, the redetermined rate went into effect on March 31, 2017 pursuant to the tariff.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Arkansas’s accounting for nuclear decommissioning costs, utility regulatory accounting, unbilled revenue, impairment of long-lived assets and trust fund investments, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	2017	2016
	(In Thousands)
OPERATING REVENUES
Electric	$474,351	$465,373

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	99,409	80,937
Purchased power	55,133	61,804
Nuclear refueling outage expenses	19,619	15,069
Other operation and maintenance	165,857	152,906
Decommissioning	13,895	13,103
Taxes other than income taxes	24,051	23,086
Depreciation and amortization	67,066	63,173
Other regulatory charges (credits) - net	(10,526)	917
TOTAL	434,504	410,995

OPERATING INCOME	39,847	54,378

OTHER INCOME
Allowance for equity funds used during construction	4,350	4,932
Interest and investment income	6,932	3,594
Miscellaneous - net	(107)	(775)
TOTAL	11,175	7,751

INTEREST EXPENSE
Interest expense	27,252	32,782
Allowance for borrowed funds used during construction	(1,962)	(2,715)
TOTAL	25,290	30,067

INCOME BEFORE INCOME TAXES	25,732	32,062

Income taxes	11,428	12,768

NET INCOME	14,304	19,294

Preferred dividend requirements	357	1,718

EARNINGS APPLICABLE TO COMMON STOCK	$13,947	$17,576

See Notes to Financial Statements.

(page left blank intentionally)

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)
	2017	2016
	(In Thousands)
OPERATING ACTIVITIES
Net income	$14,304	$19,294
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	105,721	102,975
Deferred income taxes, investment tax credits, and non-current taxes accrued	16,361	20,645
Changes in assets and liabilities:
Receivables	53,355	(4,405)
Fuel inventory	(5,747)	(5,825)
Accounts payable	(73,635)	55,077
Prepaid taxes and taxes accrued	7,175	1,210
Interest accrued	8,562	5,228
Deferred fuel costs	(9,137)	(37,198)
Other working capital accounts	15,485	15,203
Provisions for estimated losses	1,997	355
Other regulatory assets	1,815	892
Pension and other postretirement liabilities	(19,553)	(24,288)
Other assets and liabilities	37,838	(9,550)
Net cash flow provided by operating activities	154,541	139,613

INVESTING ACTIVITIES
Construction expenditures	(165,496)	(171,090)
Allowance for equity funds used during construction	4,557	5,080
Payment for purchase of plant	—	(236,947)
Nuclear fuel purchases	(88,537)	(22,692)
Proceeds from sale of nuclear fuel	51,029	40,336
Proceeds from nuclear decommissioning trust fund sales	36,013	58,604
Investment in nuclear decommissioning trust funds	(40,961)	(63,039)
Changes in money pool receivable - net	—	(1,842)
Changes in securitization account	(3,702)	(3,413)
Other	—	(103)
Net cash flow used in investing activities	(207,097)	(395,106)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	321,289
Retirement of long-term debt	—	(175,002)
Capital contribution from parent	—	200,000
Changes in short-term borrowings - net	52,300	(11,690)
Change in money pool payable - net	(20,224)	(52,742)
Dividends paid:
Preferred stock	(357)	(1,718)
Other	803	—
Net cash flow provided by financing activities	32,522	280,137

Net increase (decrease) in cash and cash equivalents	(20,034)	24,644
Cash and cash equivalents at beginning of period	20,509	9,135
Cash and cash equivalents at end of period	$475	$33,779

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$17,311	$20,998
Income taxes	$—	$7,242

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$139	$20,174
Temporary cash investments	336	335
Total cash and cash equivalents	475	20,509
Securitization recovery trust account	7,842	4,140
Accounts receivable:
Customer	91,838	102,229
Allowance for doubtful accounts	(1,197)	(1,211)
Associated companies	32,096	35,286
Other	38,312	58,153
Accrued unbilled revenues	80,246	100,193
Total accounts receivable	241,295	294,650
Deferred fuel costs	105,778	96,690
Fuel inventory - at average cost	38,507	32,760
Materials and supplies - at average cost	176,958	182,600
Deferred nuclear refueling outage costs	70,579	81,313
Prepayments and other	9,387	14,293
TOTAL	650,821	726,955

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	867,746	834,735
Other	5,538	7,912
TOTAL	873,284	842,647

UTILITY PLANT
Electric	10,459,549	10,488,060
Property under capital lease	679	716
Construction work in progress	391,018	304,073
Nuclear fuel	266,045	307,352
TOTAL UTILITY PLANT	11,117,291	11,100,201
Less - accumulated depreciation and amortization	4,610,294	4,635,885
UTILITY PLANT - NET	6,506,997	6,464,316

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	63,986	62,646
Other regulatory assets (includes securitization property of $37,988 as of March 31, 2017 and $41,164 as of December 31, 2016)	1,424,874	1,428,029
Deferred fuel costs	66,947	66,898
Other	20,149	14,626
TOTAL	1,575,956	1,572,199

TOTAL ASSETS	$9,607,058	$9,606,117

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$114,700	$114,700
Short-term borrowings	52,300	—
Accounts payable:
Associated companies	161,666	239,711
Other	155,810	185,153
Customer deposits	97,817	97,512
Taxes accrued	14,369	7,194
Interest accrued	25,142	16,580
Other	28,114	36,557
TOTAL	649,918	697,407

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,200,404	2,186,623
Accumulated deferred investment tax credits	35,005	35,305
Other regulatory liabilities	329,342	305,907
Decommissioning	938,247	924,353
Accumulated provisions	20,679	18,682
Pension and other postretirement liabilities	404,654	424,234
Long-term debt (includes securitization bonds of $48,216 as of March 31, 2017 and $48,139 as of December 31, 2016)	2,715,778	2,715,085
Other	14,417	13,854
TOTAL	6,658,526	6,624,043

Commitments and Contingencies

Preferred stock without sinking fund	31,350	31,350

COMMON EQUITY
Common stock, $0.01 par value, authorized 325,000,000 shares; issued and outstanding 46,980,196 shares in 2017 and 2016	470	470
Paid-in capital	790,243	790,243
Retained earnings	1,476,551	1,462,604
TOTAL	2,267,264	2,253,317

TOTAL LIABILITIES AND EQUITY	$9,607,058	$9,606,117

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2015	$470	$588,493	$1,302,695	$1,891,658

Net income	—	—	19,294	19,294
Capital contribution from parent	—	200,000	—	200,000
Preferred stock dividends	—	—	(1,718)	(1,718)

Balance at March 31, 2016	$470	$788,493	$1,320,271	$2,109,234

Balance at December 31, 2016	$470	$790,243	$1,462,604	$2,253,317

Net income	—	—	14,304	14,304
Preferred stock dividends	—	—	(357)	(357)

Balance at March 31, 2017	$470	$790,243	$1,476,551	$2,267,264

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

			Increase/
Description	2017	2016	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$183	$192	($9)	(5)
Commercial	106	110	(4)	(4)
Industrial	96	100	(4)	(4)
Governmental	4	4	—	—
Total retail	389	406	(17)	(4)
Sales for resale:
Associated companies	32	(32)	64	200
Non-associated companies	45	38	7	18
Other	8	53	(45)	(85)
Total	$474	$465	$9	2

Billed Electric Energy Sales (GWh):
Residential	1,927	2,024	(97)	(5)
Commercial	1,315	1,340	(25)	(2)
Industrial	1,681	1,576	105	7
Governmental	56	56	—	—
Total retail	4,979	4,996	(17)	—
Sales for resale:
Associated companies	446	425	21	5
Non-associated companies	1,962	2,556	(594)	(23)
Total	7,387	7,977	(590)	(7)

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income decreased $17.2 million primarily due to higher other operation and maintenance expenses and higher depreciation and amortization expenses, partially offset by higher other income.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the first quarter 2017 to the first quarter 2016:

Amount
(In Millions)
2016 net revenue	$563.9
Net wholesale revenue	(9.8)
Volume/weather	(4.3)
Transmission equalization	(3.1)
Retail electric price	18.7
Other	(4.3)
2017 net revenue	$561.1

The net wholesale revenue variance is primarily due to lower capacity revenues resulting from the termination of the purchased power agreements between Entergy Louisiana and Entergy Texas in August 2016.

The volume/weather variance is primarily due to a decrease of 296 GWh, or 2%, in billed electricity usage, including the effect of less favorable weather on residential and commercial sales and a decrease in industrial usage. The decrease in industrial usage is primarily due to extended seasonal outages for an existing large refinery customer, partially offset by expansion projects in the chemicals industry.

The transmission equalization variance is primarily due to changes in transmission investments, including Entergy Louisiana’s exit from the System Agreement in August 2016.

The retail electric price variance is primarily due to an increase in formula rate plan revenues, implemented with the first billing cycle of March 2016, to collect the estimated first-year revenue requirement related to the purchase of Power Blocks 3 and 4 of the Union Power Station in March 2016. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of formula rate plan revenues.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•	an increase of $5.9 million in loss provisions;

•	an increase of $4.7 million in compensation and benefits costs primarily due to a revision to estimated incentive compensation expense in first quarter 2016; and

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

•	an increase of $4.7 million in fossil-fueled generation expenses primarily due to the purchase of Power Blocks 3 and 4 of the Union Power Station in March 2016.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including Power Blocks 3 and 4 of the Union Power Station purchased in March 2016. See Note 14 to the financial statements in the Form 10-K for discussion of the Union Power Station purchase.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2017, which included the St. Charles Power Station project, and higher realized gains in 2017 on the River Bend and Waterford 3 decommissioning trust fund investments.

Income Taxes

The effective income tax rate was 31.3% for the first quarter 2017. The difference in the effective income tax rate for the first quarter 2017 versus the federal statutory rate of 35% was primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes and a write-off of a stock-based compensation deferred tax asset.

The effective income tax rate was 30.8% for the first quarter 2016. The difference in the effective income tax rate for the first quarter 2016 versus the federal statutory rate of 35% was primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests, partially offset by state income taxes.

Louisiana Tax Legislation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Louisiana Tax Legislation” in the Form 10-K for a discussion of the Louisiana tax legislation.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2017 and 2016 were as follows:

	2017	2016
	(In Thousands)
Cash and cash equivalents at beginning of period	$213,850	$35,102

Cash flow provided by (used in):
Operating activities	339,704	148,481
Investing activities	(472,011)	(872,761)
Financing activities	(14,250)	801,126
Net increase (decrease) in cash and cash equivalents	(146,557)	76,846

Cash and cash equivalents at end of period	$67,293	$111,948

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities increased $191.2 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to:

•
income tax refunds of $116.9 million in 2017 compared to income tax payments of $22.7 million in 2016. Entergy Louisiana received income tax refunds in 2017 and made income tax payments in 2016 in accordance with an intercompany income tax allocation agreement. The income tax refunds in 2017 resulted from the utilization of Entergy Louisiana’s net operating losses. The income tax payments in 2016 related to the 2016 payments for state taxes resulting from the effect of the final settlement of the 2006-2007 IRS audit. See Note 3 to the financial statements in the Form 10-K for a discussion of the audit;

•	an interest payment of $60 million made in March 2016 related to the purchase of a beneficial interest in the Waterford 3 leased assets; and

•	the timing of collections from customers and payments to vendors.

The increase was partially offset by:

•
a refund to customers in January 2017 of approximately $71 million as a result of the settlement approved by the LPSC related to the Waterford 3 replacement steam generator project. See Note 2 to the financial statements in the Form 10-K for discussion of the settlement and refund;

•	a decrease due to the timing of recovery of fuel and purchased power costs in 2017; and

•	an increase of $10.6 million in spending on nuclear refueling outages in 2017.

Investing Activities

Net cash flow used in investing activities decreased $400.8 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to:

•
the purchase of Power Blocks 3 and 4 of the Union Power Station for an aggregate purchase price of approximately $474 million in March 2016. See Note 14 to the financial statements in the Form 10-K for discussion of the Union Power Station purchase; and

•
the deposit in March 2016 of $197 million held in trust as a result of the issuance by the Louisiana Public Facilities Authority of $83.68 million of 3.375% pollution control refunding revenue bonds and $115 million of 3.50% pollution control refunding revenue bonds.

The decrease was partially offset by:

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and service deliveries, and the timing of cash payments during the nuclear fuel cycle;

•	an increase of $102 million in fossil-fueled generation construction expenditures primarily due to higher spending on the St. Charles Power Station project in 2017;

•	an increase of $28.1 million in transmission construction expenditures due to a higher scope of work performed in 2017 as compared to the same period in 2016; and

•	an increase of $16.8 million due in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2017.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Financing Activities

Entergy Louisiana’s financing activities used $14.3 million of cash for the three months ended March 31, 2017 compared to providing $801.1 million of cash for the three months ended March 31, 2016 primarily due to the following activity:

•	the net retirement of $57.5 million of long-term debt in 2017 compared to the net issuance of $783.2 million in 2016;

•
common equity distributions of $42.1 million in first quarter 2017. There were no distributions in first quarter 2016 in anticipation of the purchase of Power Blocks 3 and 4 of the Union Power Station; and

•	an increase in net borrowings of $70.4 million on the nuclear fuel company variable interest entities’ credit facilities in 2017.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Louisiana’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2017	December 31, 2016
Debt to capital	53.3%	53.4%
Effect of excluding securitization bonds	(0.5%)	(0.5%)
Debt to capital, excluding securitization bonds (a)	52.8%	52.9%
Effect of subtracting cash	(0.3%)	(0.9%)
Net debt to net capital, excluding securitization bonds (a)	52.5%	52.0%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Louisiana.

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings and long-term debt, including the currently maturing portion.  Capital consists of debt and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Louisiana uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy Louisiana’s financial condition because the securitization bonds are non-recourse to Entergy Louisiana, as more fully described in Note 5 to the financial statements in the Form 10-K. Entergy Louisiana also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Louisiana’s financial condition because net debt indicates Entergy Louisiana’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Louisiana’s uses and sources of capital. Following are updates to the information provided in the Form 10-K.

Entergy Louisiana’s receivables from the money pool were as follows:

March 31, 2017	December 31, 2016	March 31, 2016	December 31, 2015
(In Thousands)
$30,550	$22,503	$13,713	$6,154

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Louisiana has a credit facility in the amount of $350 million scheduled to expire in August 2021.  The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility. As of March 31, 2017, there were no cash borrowings and $3.4 million of letters of credit outstanding under the credit facility.  In addition, Entergy Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2017, a $15.8 million letter of credit was outstanding under Entergy Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, one in the amount of $105 million and one in the amount of $85 million, both scheduled to expire in May 2019.  As of March 31, 2017, $18.8 million in loans were outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity and $72.5 million in letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the Entergy Louisiana Waterford 3 nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facilities.

Lake Charles Power Station

In November 2016, Entergy Louisiana filed an application with the LPSC seeking certification that the public convenience and necessity would be served by the construction of the Lake Charles Power Station, a nominal 994 MW combined-cycle generating unit in Westlake, Louisiana, on land adjacent to the existing Nelson plant in Calcasieu Parish. The current estimated cost of the Lake Charles Power Station is $872 million, including estimated costs of transmission interconnection and other related costs. Testimony was filed by LPSC staff and an intervenor. The LPSC staff testimony concludes that the construction of the project serves the public convenience and necessity. The intervenor contends that Entergy Louisiana has not established a need for Lake Charles Power Station in the proposed timeframe (2020 commercial operation date) and presents questions regarding the scope and timing of generation deactivations and capacity needs. The request for proposal independent monitor also filed testimony and a report affirming that the Lake Charles Power Station resource was selected through an objective and fair request for proposal that showed no undue preference to any proposal. A procedural schedule has been issued, with an evidentiary hearing scheduled for May 2017. Subject to timely approval by the LPSC and receipt of other permits and approvals, commercial operation is estimated to occur by mid-2020.

Washington Parish Energy Center

In April 2017, Entergy Louisiana signed a purchase and sale agreement with a subsidiary of Calpine Corporation for the acquisition of a peaking plant. Calpine will construct the plant, which will consist of two natural gas-fired combustion turbine units with a total nominal capacity of approximately 360 MW. The plant, named the Washington Parish Energy Center, will be located in Bogalusa, Louisiana and is expected to be completed in 2021. Subject to relevant regulatory approvals, Entergy Louisiana will purchase the plant once it is complete.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel cost recovery. The following are updates to that discussion.

Retail Rates - Electric

2015 Formula Rate Plan Filing

As discussed in the Form 10-K, in May 2016, Entergy Louisiana filed its formula rate plan evaluation report for its 2015 calendar year operations. The LPSC’s review is pending. Also, in November 2016, Entergy Louisiana

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

filed with the LPSC a request to extend the MISO cost recovery mechanism rider provision of its formula rate plan. A procedural schedule was established, including a hearing in July 2017. In March 2017 the LPSC staff submitted direct testimony generally supportive of a one-year extension of the MISO cost recovery mechanism and the intervenor in the proceeding does not oppose an extension for this period of time.

Waterford 3 Replacement Steam Generator Project

See Note 2 to the financial statements in the Form 10-K for discussion of the Waterford 3 replacement steam generator project prudence review proceeding. The refund to customers of approximately $71 million as a result of the settlement approved by the LPSC was made to customers in January 2017.

Union Power Station

As a term of the LPSC-approved settlement authorizing the purchase of Power Blocks 3 and 4 of the Union Power Station, Entergy Louisiana agreed to make a filing with the LPSC to review its decisions to deactivate Ninemile 3 and Willow Glen 2 and 4 and its decision to retire Little Gypsy 1.  In January 2016, Entergy Louisiana made its compliance filing with the LPSC. Entergy Louisiana, LPSC staff, and intervenors participated in a technical conference in March 2016 where Entergy Louisiana presented information on its deactivation/retirement decisions for these four units in addition to information on the current deactivation decisions for the ten-year planning horizon. Parties have requested further proceedings on the prudence of the decision to deactivate Willow Glen 2 and 4. No party contests the prudence of the decision to deactivate Willow Glen 2 and 4 or suggests reactivation of these units; however, issues have been raised related to Entergy Louisiana’s decision to retire Willow Glen 2 and 4, as opposed to temporarily suspending those units.  This matter is pending before an ALJ, with an evidentiary hearing scheduled to commence in July 2017. The ALJ recently dismissed claims of an industrial user regarding a proposed process for future deactivation because the LPSC initiated a generic rulemaking to consider whether the LPSC should review deactivation decisions prior to implementation.

Advanced Metering Infrastructure (AMI) Filing

As discussed in the Form 10-K, in November 2016, Entergy Louisiana filed an application seeking a finding from the LPSC that Entergy Louisiana’s deployment of advanced electric and gas metering infrastructure is in the public interest. This matter is pending before an ALJ, and an evidentiary hearing is scheduled for September 2017.

Retail Rates - Gas

2016 Rate Stabilization Plan Filing

In January 2017, Entergy Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2016. The filing of the evaluation report for test year 2016 reflected an earned return on common equity of 6.37%. As part of the original filing, pursuant to the extraordinary cost provision of the rate stabilization plan, Entergy Louisiana sought to recover approximately $1.5 million in deferred operation and maintenance expenses incurred to restore service and repair damage resulting from flooding and widespread rainfall in southeast Louisiana that occurred in August 2016. Entergy Louisiana requested to recover the prudently incurred August 2016 storm restoration costs over ten years, outside of the rate stabilization plan sharing provisions. As a result, Entergy Louisiana’s filing sought an annual increase in revenue of $1.4 million. Following review of the filing, except for the proposed extraordinary cost recovery, the LPSC staff confirmed Entergy Louisiana’s filing was consistent with the principles and requirements of the rate stabilization plan. The extraordinary cost recovery request associated with the 2016 flood-related deferred operation and maintenance expenses incurred for gas operations was removed from the rate stabilization plan pending LPSC consideration in a separate docket. In April 2017 the LPSC approved a joint report of proceedings and Entergy Louisiana submitted a revised evaluation report reflecting a $1.2 million annual increase in revenue with rates implemented with the first billing cycle of May 2017.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Fuel and purchased power cost recovery

As discussed in the Form 10-K, in June 2016 the LPSC staff provided notice of audits of Entergy Louisiana’s fuel adjustment clause filings and purchased gas adjustment clause filings. Discovery commenced in March 2017.

Industrial and Commercial Customers

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Industrial and Commercial Customers” in the Form 10-K for a discussion of industrial and commercial customers.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Louisiana’s accounting for nuclear decommissioning costs, utility regulatory accounting, unbilled revenue, impairment of long-lived assets and trust fund investments, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Three Months Ended
	2017	2016
	(In Thousands)
OPERATING REVENUES
Electric	$864,076	$936,431
Natural gas	16,707	18,714
TOTAL	880,783	955,145

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	154,044	202,083
Purchased power	239,827	191,398
Nuclear refueling outage expenses	12,185	12,780
Other operation and maintenance	223,230	206,064
Decommissioning	12,123	11,508
Taxes other than income taxes	45,283	42,362
Depreciation and amortization	115,630	109,591
Other regulatory credits - net	(74,187)	(2,259)
TOTAL	728,135	773,527

OPERATING INCOME	152,648	181,618

OTHER INCOME
Allowance for equity funds used during construction	9,990	7,238
Interest and investment income	39,830	37,416
Miscellaneous - net	(3,024)	(3,745)
TOTAL	46,796	40,909

INTEREST EXPENSE
Interest expense	67,315	65,076
Allowance for borrowed funds used during construction	(5,174)	(3,897)
TOTAL	62,141	61,179

INCOME BEFORE INCOME TAXES	137,303	161,348

Income taxes	42,925	49,742

NET INCOME	$94,378	$111,606

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Three Months Ended
	2017	2016
	(In Thousands)

Net Income	$94,378	$111,606
Other comprehensive loss
Pension and other postretirement liabilities (net of tax benefit of $232 and $115)	(370)	(263)
Other comprehensive loss	(370)	(263)
Comprehensive Income	$94,008	$111,343

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)
	2017	2016
	(In Thousands)
OPERATING ACTIVITIES
Net income	$94,378	$111,606
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	151,472	146,870
Deferred income taxes, investment tax credits, and non-current taxes accrued	163,299	172,887
Changes in working capital:
Receivables	75,196	(25,879)
Fuel inventory	3,066	(2,538)
Accounts payable	(7,846)	(110,500)
Prepaid taxes and taxes accrued	22,563	(104,444)
Interest accrued	5,983	(2,185)
Deferred fuel costs	(19,487)	45,511
Other working capital accounts	(20,810)	1,387
Changes in provisions for estimated losses	(4,059)	(2,695)
Changes in other regulatory assets	28,922	30,033
Changes in other regulatory liabilities	(59,969)	(998)
Changes in pension and other postretirement liabilities	(17,054)	(19,115)
Other	(75,950)	(91,459)
Net cash flow provided by operating activities	339,704	148,481

INVESTING ACTIVITIES
Construction expenditures	(360,693)	(206,572)
Allowance for equity funds used during construction	9,990	7,238
Payment for purchase of plant	—	(473,888)
Nuclear fuel purchases	(139,620)	(26,684)
Proceeds from the sale of nuclear fuel	28,884	47,565
Receipts from storm reserve escrow account	8,836	—
Payments to storm reserve escrow account	(332)	—
Changes to securitization account	(5,527)	(5,506)
Proceeds from nuclear decommissioning trust fund sales	40,586	53,793
Investment in nuclear decommissioning trust funds	(51,393)	(64,337)
Changes in money pool receivable - net	(8,047)	(7,559)
Funds held on deposit	—	(196,568)
Insurance proceeds	5,305	—
Other	—	(243)
Net cash flow used in investing activities	(472,011)	(872,761)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	809,369
Retirement of long-term debt	(57,499)	(26,189)
Changes in credit borrowings - net	87,504	17,094
Distributions paid:
Common equity	(42,125)	—
Other	(2,130)	852
Net cash flow provided by (used in) financing activities	(14,250)	801,126

Net increase (decrease) in cash and cash equivalents	(146,557)	76,846
Cash and cash equivalents at beginning of period	213,850	35,102
Cash and cash equivalents at end of period	$67,293	$111,948

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$59,261	$125,589
Income taxes	($116,937)	$22,676

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$2,639	$49,972
Temporary cash investments	64,654	163,878
Total cash and cash equivalents	67,293	213,850
Accounts receivable:
Customer	173,598	213,517
Allowance for doubtful accounts	(6,889)	(6,277)
Associated companies	136,949	155,794
Other	48,471	54,186
Accrued unbilled revenues	152,848	159,176
Total accounts receivable	504,977	576,396
Fuel inventory	47,672	50,738
Materials and supplies - at average cost	286,906	294,421
Deferred nuclear refueling outage costs	58,207	22,535
Prepaid taxes	87,541	110,104
Prepayments and other	35,109	41,687
TOTAL	1,087,705	1,309,731

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	1,390,587	1,390,587
Decommissioning trust funds	1,190,105	1,140,707
Storm reserve escrow account	282,981	291,485
Non-utility property - at cost (less accumulated depreciation)	227,684	217,494
Other	24,261	28,844
TOTAL	3,115,618	3,069,117

UTILITY PLANT
Electric	18,937,417	18,827,532
Natural gas	175,438	172,816
Construction work in progress	799,802	670,201
Nuclear fuel	361,069	249,807
TOTAL UTILITY PLANT	20,273,726	19,920,356
Less - accumulated depreciation and amortization	8,475,891	8,420,596
UTILITY PLANT - NET	11,797,835	11,499,760

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	472,806	470,480
Other regulatory assets (includes securitization property of $88,126 as of March 31, 2017 and $92,951 as of December 31, 2016)	1,136,810	1,168,058
Deferred fuel costs	168,122	168,122
Other	20,982	16,003
TOTAL	1,798,720	1,822,663

TOTAL ASSETS	$17,799,878	$17,701,271

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$161,506	$200,198
Short-term borrowings	72,497	3,794
Accounts payable:
Associated companies	71,512	82,106
Other	308,209	358,741
Customer deposits	149,063	148,601
Interest accrued	81,581	75,598
Deferred fuel costs	28,724	48,211
Other	70,178	80,013
TOTAL	943,270	997,262

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,849,713	2,691,118
Accumulated deferred investment tax credits	125,523	126,741
Other regulatory liabilities	821,005	880,974
Decommissioning	1,096,846	1,082,685
Accumulated provisions	306,713	310,772
Pension and other postretirement liabilities	763,093	780,278
Long-term debt (includes securitization bonds of $99,282 as of March 31, 2017 and $99,217 as of December 31, 2016)	5,613,849	5,612,593
Other	146,178	137,039
TOTAL	11,722,920	11,622,200

Commitments and Contingencies

EQUITY
Member's equity	5,182,500	5,130,251
Accumulated other comprehensive loss	(48,812)	(48,442)
TOTAL	5,133,688	5,081,809

TOTAL LIABILITIES AND EQUITY	$17,799,878	$17,701,271

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Common Equity
	Member’s Equity	Accumulated Other Comprehensive Loss	Total
	(In Thousands)

Balance at December 31, 2015	$4,793,724	($56,412)	$4,737,312

Net income	111,606	—	111,606
Other comprehensive income	—	(263)	(263)
Other	(7)	—	(7)

Balance at March 31, 2016	$4,905,323	($56,675)	$4,848,648

Balance at December 31, 2016	$5,130,251	($48,442)	$5,081,809

Net income	94,378	—	94,378
Other comprehensive loss	—	(370)	(370)
Distributions declared on common equity	(42,125)	—	(42,125)
Other	(4)	—	(4)

Balance at March 31, 2017	$5,182,500	($48,812)	$5,133,688

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

			Increase/
Description	2017	2016	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$221	$254	($33)	(13)
Commercial	195	209	(14)	(7)
Industrial	325	326	(1)	—
Governmental	15	16	(1)	(6)
Total retail	756	805	(49)	(6)
Sales for resale:
Associated companies	62	89	(27)	(30)
Non-associated companies	14	6	8	133
Other	32	36	(4)	—
Total	$864	$936	($72)	(8)

Billed Electric Energy Sales (GWh):
Residential	2,852	3,054	(202)	(7)
Commercial	2,540	2,566	(26)	(1)
Industrial	6,961	7,023	(62)	(1)
Governmental	193	199	(6)	(3)
Total retail	12,546	12,842	(296)	(2)
Sales for resale:
Associated companies	994	1,569	(575)	(37)
Non-associated companies	295	288	7	2
Total	13,835	14,699	(864)	(6)

ENTERGY MISSISSIPPI, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income remained relatively unchanged for the first quarter 2017 compared to the first quarter 2016.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the first quarter 2017 to the first quarter 2016:

Amount
(In Millions)
2016 net revenue	$149.6
Retail electric price	6.3
Volume/weather	(2.3)
Other	0.5
2017 net revenue	$154.1

The retail electric price variance is primarily due to a $19.4 million net annual increase in revenues, as approved by the MPSC, effective with the first billing cycle of July 2016.  See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan.

The volume/weather variance is primarily due to a decrease of 75 GWh, or 2%, in billed electricity usage, including the effect of less favorable weather on residential sales, partially offset by an increase in industrial usage. The increase in industrial usage is primarily due to an increase in usage by the mid to small industrial sector, expansion projects in the pulp and paper industry, and new customers in the wood products industry.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•	an increase of $1.4 million in compensation and benefits costs primarily due to a revision to estimated incentive compensation expense in first quarter 2016;

•	an increase of $0.8 million in distribution expenses primarily due to higher vegetation maintenance; and

•	an increase of $0.6 million in energy efficiency costs.

Income Taxes

The effective income tax rate was 41.0% for the first quarter 2017. The difference in the effective income tax rate for the first quarter 2017 versus the federal statutory rate of 35% was primarily due to a write-off of a stock-based compensation deferred tax asset and state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

The effective income tax rate was 39.3% for the first quarter 2016. The difference in the effective income tax rate for the first quarter 2016 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2017 and 2016 were as follows:

	2017	2016
	(In Thousands)
Cash and cash equivalents at beginning of period	$76,834	$145,605

Cash flow provided by (used in):
Operating activities	(9,132)	30,276
Investing activities	(79,691)	(61,178)
Financing activities	12,036	(757)
Net decrease in cash and cash equivalents	(76,787)	(31,659)

Cash and cash equivalents at end of period	$47	$113,946

Operating Activities

Entergy Mississippi’s operating activities used $9.1 million of cash for the three months ended March 31, 2017 compared to providing $30.3 million of cash for the three months ended March 31, 2016 primarily due to the timing of recovery of fuel and purchased power costs in 2017 as compared to the same period in 2016 and the timing of collections from customers. The decrease was partially offset by an increase of $8.9 million in income tax refunds in 2017 compared to the same period in 2016. Entergy Mississippi received state income tax refunds of $15.1 million in 2017 and $6.2 million in 2016 in accordance with an intercompany income tax allocation agreement. The income tax refunds in 2017 resulted from the carryback of net operating losses.

Investing Activities

Net cash flow used in investing activities increased $18.5 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to:

•	an increase of $13.5 million in transmission construction expenditures primarily due to a higher scope of work performed in 2017 as compared to the same period in 2016;

•	an increase of $6.6 million in distribution construction expenditures primarily due to a higher scope of non-storm related work performed in 2017 as compared to the same period in 2016; and

•	an increase of $5.2 million in fossil-fueled generation construction expenditures primarily due to a higher scope of work performed during plant outages in 2017 compared to the same period in 2016.

Financing Activities

Entergy Mississippi’s financing activities provided $12 million of cash for the three months ended March 31, 2017 compared to using $0.8 million of cash for the three months ended March 31, 2016 primarily due to money pool activity.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Increases in Entergy Mississippi’s payable to the money pool are a source of cash flow, and Entergy Mississippi’s payable to the money pool increased by $12.3 million for the three months ended March 31, 2017. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Capital Structure

Entergy Mississippi’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2017	December 31, 2016
Debt to capital	49.8%	50.2%
Effect of subtracting cash	—%	(1.8%)
Net debt to net capital	49.8%	48.4%

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings, capital lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, preferred stock without sinking fund, and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Mississippi uses the debt to capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Mississippi’s financial condition.  Entergy Mississippi uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Mississippi’s financial condition because net debt indicates Entergy Mississippi’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Mississippi’s uses and sources of capital. Following are updates to the information provided in the Form 10-K.

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

March 31, 2017	December 31, 2016	March 31, 2016	December 31, 2015
(In Thousands)
($12,324)	$10,595	$15,549	$25,930

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Mississippi has four separate credit facilities in the aggregate amount of $102.5 million scheduled to expire in May 2017. Entergy Mississippi expects to renew its credit facilities prior to expiration. No borrowings were outstanding under the credit facilities as of March 31, 2017.  In addition, Entergy Mississippi is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2017, a $7.1 million letter of credit was outstanding under Entergy Mississippi’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of the formula rate plan and fuel and purchased power cost recovery. The following are updates to that discussion.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Formula Rate Plan

In March 2017, Entergy Mississippi submitted its formula rate plan 2017 test year filing and 2016 look-back filing showing Entergy Mississippi’s earned return for the historical 2016 calendar year and projected earned return for the 2017 calendar year to be within the formula rate plan bandwidth, resulting in no change in rates. The filing is currently subject to MPSC review.

Advanced Metering Infrastructure (AMI) Filing

As discussed in the Form 10-K, in November 2016, Entergy Mississippi filed an application seeking a finding from the MPSC that Entergy Mississippi’s deployment of advanced metering infrastructure is in the public interest. In May 2017 the Mississippi Public Utilities Staff and Entergy Mississippi entered into and filed a joint stipulation supporting Entergy Mississippi’s filing, and the MPSC issued an order approving the filing without any material changes, finding that Entergy Mississippi’s deployment of AMI is in the public interest and granting a certificate of public convenience and necessity. The MPSC order also confirmed that Entergy Mississippi shall continue to include in rate base the remaining book value of existing meters that will be retired as part of the AMI deployment and also to depreciate those assets using current depreciation rates.

Mississippi Attorney General Complaint

As discussed in the Form 10-K, the Mississippi attorney general filed a complaint in state court in December 2008 against Entergy Corporation, Entergy Mississippi, Entergy Services, and Entergy Power. The defendants have denied the allegations. Discovery is currently in progress.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Mississippi’s accounting for utility regulatory accounting, unbilled revenue, impairment of long-lived assets and trust fund investments, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	2017	2016
	(In Thousands)
OPERATING REVENUES
Electric	$258,443	$263,046

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	39,140	61,380
Purchased power	71,070	55,383
Other operation and maintenance	55,173	51,273
Taxes other than income taxes	23,972	23,497
Depreciation and amortization	35,317	33,298
Other regulatory credits - net	(5,837)	(3,358)
TOTAL	218,835	221,473

OPERATING INCOME	39,608	41,573

OTHER INCOME
Allowance for equity funds used during construction	1,843	1,286
Interest and investment income	26	121
Miscellaneous - net	(425)	(705)
TOTAL	1,444	702

INTEREST EXPENSE
Interest expense	12,672	14,742
Allowance for borrowed funds used during construction	(720)	(667)
TOTAL	11,952	14,075

INCOME BEFORE INCOME TAXES	29,100	28,200

Income taxes	11,942	11,082

NET INCOME	17,158	17,118

Preferred dividend requirements and other	238	707

EARNINGS APPLICABLE TO COMMON STOCK	$16,920	$16,411

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)
	2017	2016
	(In Thousands)
OPERATING ACTIVITIES
Net income	$17,158	$17,118
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Depreciation and amortization	35,317	33,298
Deferred income taxes, investment tax credits, and non-current taxes accrued	13,505	(7,095)
Changes in assets and liabilities:
Receivables	17,890	(5,118)
Fuel inventory	2,672	(3,244)
Accounts payable	(19,639)	(3,329)
Taxes accrued	(38,825)	(24,009)
Interest accrued	(2,953)	(2,033)
Deferred fuel costs	(5,236)	40,350
Other working capital accounts	(578)	(979)
Provisions for estimated losses	(1,772)	(2,016)
Other regulatory assets	(10,918)	751
Pension and other postretirement liabilities	(4,613)	(6,015)
Other assets and liabilities	(11,140)	(7,403)
Net cash flow provided by (used in) operating activities	(9,132)	30,276

INVESTING ACTIVITIES
Construction expenditures	(92,087)	(72,764)
Allowance for equity funds used during construction	1,843	1,286
Changes in money pool receivable - net	10,595	10,381
Other	(42)	(81)
Net cash flow used in investing activities	(79,691)	(61,178)

FINANCING ACTIVITIES
Change in money pool payable - net	12,324	—
Dividends paid:
Preferred stock	(238)	(707)
Other	(50)	(50)
Net cash flow provided by (used in) financing activities	12,036	(757)

Net decrease in cash and cash equivalents	(76,787)	(31,659)
Cash and cash equivalents at beginning of period	76,834	145,605
Cash and cash equivalents at end of period	$47	$113,946

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$15,036	$16,137
Income taxes	($15,087)	($6,175)

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
March 31, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$40	$16
Temporary cash investments	7	76,818
Total cash and cash equivalents	47	76,834
Accounts receivable:
Customer	52,724	51,218
Allowance for doubtful accounts	(554)	(549)
Associated companies	27,529	45,973
Other	6,112	12,006
Accrued unbilled revenues	45,679	51,327
Total accounts receivable	131,490	159,975
Deferred fuel costs	12,193	6,957
Fuel inventory - at average cost	48,200	50,872
Materials and supplies - at average cost	41,833	41,146
Prepayments and other	7,799	8,873
TOTAL	241,562	344,657

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,604	4,608
Escrow accounts	31,826	31,783
TOTAL	36,430	36,391

UTILITY PLANT
Electric	4,333,218	4,321,214
Property under capital lease	1,234	1,590
Construction work in progress	154,285	118,182
TOTAL UTILITY PLANT	4,488,737	4,440,986
Less - accumulated depreciation and amortization	1,601,042	1,602,711
UTILITY PLANT - NET	2,887,695	2,838,275

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	38,694	38,284
Other regulatory assets	352,721	342,213
Other	5,732	2,320
TOTAL	397,147	382,817

TOTAL ASSETS	$3,562,834	$3,602,140

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$53,350	$43,647
Other	54,982	80,227
Customer deposits	84,619	84,112
Taxes accrued	25,215	64,040
Interest accrued	18,700	21,653
Other	8,351	9,554
TOTAL	245,217	303,233

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	873,335	861,331
Accumulated deferred investment tax credits	8,627	8,667
Asset retirement cost liabilities	8,844	8,722
Accumulated provisions	52,668	54,440
Pension and other postretirement liabilities	104,941	109,551
Long-term debt	1,121,139	1,120,916
Other	15,971	20,108
TOTAL	2,185,525	2,183,735

Commitments and Contingencies

Preferred stock without sinking fund	20,381	20,381

COMMON EQUITY
Common stock, no par value, authorized 12,000,000 shares; issued and outstanding 8,666,357 shares in 2017 and 2016	199,326	199,326
Capital stock expense and other	167	167
Retained earnings	912,218	895,298
TOTAL	1,111,711	1,094,791

TOTAL LIABILITIES AND EQUITY	$3,562,834	$3,602,140

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Common Equity
	Common Stock	Capital Stock Expense and Other	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2015	$199,326	($690)	$813,414	$1,012,050

Net income	—	—	17,118	17,118
Preferred stock dividends	—	—	(707)	(707)

Balance at March 31, 2016	$199,326	($690)	$829,825	$1,028,461

Balance at December 31, 2016	$199,326	$167	$895,298	$1,094,791

Net income	—	—	17,158	17,158
Preferred stock dividends	—	—	(238)	(238)

Balance at March 31, 2017	$199,326	$167	$912,218	$1,111,711

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

			Increase/
Description	2017	2016	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$111	$116	($5)	(4)
Commercial	92	92	—	—
Industrial	36	34	2	6
Governmental	9	10	(1)	(10)
Total retail	248	252	(4)	(2)
Sales for resale:
Non-associated companies	5	5	—	—
Other	5	6	(1)	(17)
Total	$258	$263	($5)	(2)

Billed Electric Energy Sales (GWh):
Residential	1,190	1,285	(95)	(7)
Commercial	1,062	1,079	(17)	(2)
Industrial	586	549	37	7
Governmental	98	98	—	—
Total retail	2,936	3,011	(75)	(2)
Sales for resale:
Non-associated companies	181	132	49	37
Total	3,117	3,143	(26)	(1)

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income remained relatively unchanged, decreasing by $0.2 million, for the first quarter 2017 compared to the first quarter 2016 because higher net revenue was offset by higher taxes other than income taxes and higher depreciation and amortization expenses.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the changes in net revenue comparing the first quarter 2017 to the first quarter 2016:

Amount
(In Millions)
2016 net revenue	$68.0
Retail electric price	5.1
Net gas revenue	(1.9)
Volume/weather	(3.1)
Other	2.1
2017 net revenue	$70.2

The retail electric price variance is primarily due to an increase in the purchased power and capacity acquisition cost recovery rider, as approved by the City Council, effective with the first billing cycle of March 2016, primarily related to the purchase of Power Block 1 of the Union Power Station in March 2016. See Note 2 to the financial statements in the Form 10-K for further discussion of the purchased power and capacity acquisition cost recovery rider.

The net gas revenue variance is primarily due to the effect of less favorable weather, primarily on residential sales.

The volume/weather variance is primarily due to a decrease of 35 GWh, or 3%, in billed electricity usage, primarily in the residential sector.

Other Income Statement Variances

Taxes other than income taxes increased primarily due to an increase in local franchise taxes resulting from higher electric retail revenues in 2017 as compared to the same period in 2016 and an increase in ad valorem taxes resulting from higher assessments, offset by higher capitalized taxes.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the purchase of Power Block 1 of the Union Power Station in March 2016, partially offset by the deactivation of Michoud Units 2 and 3 effective May 2016.

Entergy New Orleans, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Income Taxes

The effective income tax rate was 36.4% for the first quarter 2017. The difference in the effective income tax rate for the first quarter 2017 versus the federal statutory rate of 35% was primarily due to state income taxes, certain book and tax differences related to utility plant items, and a write-off of a stock-based compensation deferred tax asset, partially offset by flow-through tax accounting.

The effective income tax rate was 37.2% for the first quarter 2016. The difference in the effective income tax rate for the first quarter 2016 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by flow-through tax accounting.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2017 and 2016 were as follows:

	2017	2016
	(In Thousands)
Cash and cash equivalents at beginning of period	$103,068	$88,876

Cash flow provided by (used in):
Operating activities	5,619	4,453
Investing activities	(40,751)	(242,386)
Financing activities	(11,868)	155,025
Net decrease in cash and cash equivalents	(47,000)	(82,908)

Cash and cash equivalents at end of period	$56,068	$5,968

Operating Activities

Net cash flow provided by operating activities increased $1.2 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to income tax payments of $2.5 million in 2016 primarily due to payments made for state tax liabilities.

Investing Activities

Net cash flow used in investing activities decreased $201.6 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to the purchase of Power Block 1 of the Union Power Station for approximately $237 million in March 2016, partially offset by money pool activity and an increase of $7 million in storm spending in 2017. See Note 14 to the financial statements in the Form 10-K for discussion of the Union Power Station purchase.

Increases in Entergy New Orleans’s receivable from the money pool are a use of cash flow, and Entergy New Orleans’s receivable from the money pool increased $12.1 million in 2017 compared to decreasing $15.1 million in 2016. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Entergy New Orleans, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Financing Activities

Entergy New Orleans’s financing activities used $11.9 million of cash for the three months ended March 31, 2017 compared to providing $155 million of cash for the three months ended March 31, 2016 primarily due to:

•	the issuance of $110 million of 5.50% Series first mortgage bonds in March 2016;

•	a $47.8 million capital contribution received from Entergy Corporation in March 2016 in anticipation of Entergy New Orleans’s purchase of Power Block 1 of the Union Power Station; and

•
$12.2 million in common stock dividends paid in first quarter 2017. There were no common stock dividends paid in first quarter 2016 in anticipation of the purchase of Power Block 1 of the Union Power Station in March 2016.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt. See Note 14 to the financial statements in the Form 10-K for discussion of the Union Power Station purchase.

Capital Structure

Entergy New Orleans’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2017	December 31, 2016
Debt to capital	50.2%	50.1%
Effect of excluding securitization bonds	(5.2%)	(5.2%)
Debt to capital, excluding securitization bonds (a)	45.0%	44.9%
Effect of subtracting cash	(4.1%)	(8.0%)
Net debt to net capital, excluding securitization bonds (a)	40.9%	36.9%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy New Orleans.

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings, long-term debt, including the currently maturing portion, and the long-term payable to Entergy Louisiana.  Capital consists of debt, preferred stock without sinking fund, and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy New Orleans uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy New Orleans’s financial condition because the securitization bonds are non-recourse to Entergy New Orleans, as more fully described in Note 5 to the financial statements in the Form 10-K. Entergy New Orleans also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy New Orleans’s financial condition because net debt indicates Entergy New Orleans’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources ” in the Form 10-K for a discussion of Entergy New Orleans’s uses and sources of capital. Following are updates to the information provided in the Form 10-K.

Entergy New Orleans, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Entergy New Orleans’s receivables from the money pool were as follows:

March 31, 2017	December 31, 2016	March 31, 2016	December 31, 2015
(In Thousands)
$26,315	$14,215	$735	$15,794

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in November 2018. The credit facility allows Entergy New Orleans to issue letters of credit against $10 million of the borrowing capacity of the facility. As of March 31, 2017, there were no cash borrowings and a $0.8 million letter of credit was outstanding under the facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2017, a $1 million letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

New Orleans Power Station

In June 2016, Entergy New Orleans filed an application with the City Council seeking a public interest determination and authorization to construct the New Orleans Power Station, a 226 MW advanced combustion turbine in New Orleans, Louisiana, at the site of the existing Michoud generating facility, which facility was deactivated effective May 31, 2016. The current estimated cost of the New Orleans Power Station is $216 million. Subject to timely approval by the City Council and receipt of other permits and approvals, commercial operation is estimated to occur by late-2019. In January 2017 several intervenors filed testimony opposing the construction of the New Orleans Power Station on various grounds. In February 2017, Entergy New Orleans filed a motion to temporarily suspend the procedural schedule to allow for further analysis regarding its proposal, and that motion was granted. A status conference was held in March 2017 wherein the hearing officer suspended the procedural schedule until Entergy New Orleans files a supplemental and amending application, currently expected to occur in second quarter 2017. In April 2017, Entergy New Orleans filed a status report with the City Council advising that it was in the process of conducting additional analyses regarding generation needed to meet the future electricity needs of New Orleans and stating that it expects to include in the supplemental and amending application a request for approval of either the original New Orleans Power Station combustion turbine or an alternative proposal for an approximately 126 MW unit, as well as a commitment to pursue up to 100 MW of renewable resources to serve New Orleans.

State and Local Rate Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation” in the Form 10-K for a discussion of state and local rate regulation. The following are updates to that discussion.

Retail Rates

As discussed in the Form 10-K, in February 2017, Entergy New Orleans filed a proposed implementation plan for the Energy Smart program from April 2017 through March 2020. As part of the proposal, Entergy New Orleans requested that the City Council identify its desired level of funding for the program during this time period and approve a cost recovery mechanism. In April 2017 the City Council approved an implementation plan for the Energy Smart program from April 2017 through December 2019. The City Council directed that the $11.8 million balance reported for Energy Smart funds be used to continue funding the program for Entergy New Orleans’s legacy customers and that the Energy Smart Algiers program continue to be funded through the Algiers fuel adjustment clause, until additional customer funding is required for the legacy customers. The City Council ordered Entergy New Orleans to submit a supplemental and amended implementation plan for program years 8 and 9 of the Energy Smart program (January 2018 through December 2019) in October 2017. Following that filing, the City Council will determine a specific cost

Entergy New Orleans, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

recovery mechanism for the program for both legacy and Algiers customers. The City Council will not permit Entergy New Orleans to recover lost contribution to fixed costs for program years 7, 8, or 9 of the Energy Smart program.

Internal Restructuring

As discussed in the Form 10-K, in July 2016, Entergy New Orleans filed an application with the City Council seeking authorization to undertake a restructuring that would result in the transfer of substantially all of the assets and operations of Entergy New Orleans to a new entity, which would ultimately be owned by an existing Entergy subsidiary holding company. In May 2017 the City Council adopted a resolution approving the proposed internal restructuring pursuant to an agreement in principle with the City Council advisors and certain intervenors. Pursuant to the agreement in principle, Entergy New Orleans will credit retail customers $10 million in 2017, $1.4 million in the first quarter of the year after the transaction closes, and $117,500 each month in the second year after the transaction closes until such time as new base rates go into effect as a result of the anticipated 2018 base rate case. Additionally, if the FERC approves the transaction prior to December 31, 2018, Entergy New Orleans will credit retail customers $5 million in each of the years 2018, 2019, and 2020.

Advanced Metering Infrastructure (AMI) Filing

As discussed in the Form 10-K, in October 2016, Entergy New Orleans filed an application seeking a finding from the City Council that Entergy New Orleans’s deployment of advanced electric and gas metering infrastructure is in the public interest. In April 2017, Entergy New Orleans received intervenor testimony that is generally supportive of AMI deployment. The City Council’s advisors are scheduled to file testimony in May 2017, and a hearing is currently set for July 2017.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Nuclear Matters

See“MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters” in the Form 10-K for further discussion.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy New Orleans’s accounting for utility regulatory accounting, unbilled revenue, impairment of long-lived assets and trust fund investments, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	2017	2016
	(In Thousands)
OPERATING REVENUES
Electric	$142,345	$122,441
Natural gas	26,644	26,899
TOTAL	168,989	149,340

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	30,075	10,921
Purchased power	68,359	68,525
Other operation and maintenance	22,512	22,842
Taxes other than income taxes	12,846	11,512
Depreciation and amortization	13,050	11,764
Other regulatory charges - net	385	1,896
TOTAL	147,227	127,460

OPERATING INCOME	21,762	21,880

OTHER INCOME
Allowance for equity funds used during construction	450	313
Interest and investment income	135	69
Miscellaneous - net	98	(245)
TOTAL	683	137

INTEREST EXPENSE
Interest expense	5,343	4,373
Allowance for borrowed funds used during construction	(158)	(126)
TOTAL	5,185	4,247

INCOME BEFORE INCOME TAXES	17,260	17,770

Income taxes	6,282	6,603

NET INCOME	10,978	11,167

Preferred dividend requirements and other	241	241

EARNINGS APPLICABLE TO COMMON STOCK	$10,737	$10,926

See Notes to Financial Statements.

(page left blank intentionally)

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)
	2017	2016
	(In Thousands)
OPERATING ACTIVITIES
Net income	$10,978	$11,167
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	13,050	11,764
Deferred income taxes, investment tax credits, and non-current taxes accrued	7,102	(9,742)
Changes in assets and liabilities:
Receivables	(2,659)	(5,346)
Fuel inventory	1,798	1,518
Accounts payable	(11,920)	(101)
Prepaid taxes and taxes accrued	(1,992)	14,187
Interest accrued	34	(579)
Deferred fuel costs	6,096	(5,288)
Other working capital accounts	(13,106)	(11,382)
Provisions for estimated losses	(655)	(532)
Other regulatory assets	300	6,270
Pension and other postretirement liabilities	(3,915)	(4,102)
Other assets and liabilities	508	(3,381)
Net cash flow provided by operating activities	5,619	4,453

INVESTING ACTIVITIES
Construction expenditures	(26,079)	(17,931)
Allowance for equity funds used during construction	450	313
Payment for purchase of plant	—	(236,944)
Investment in affiliates	—	(38)
Changes in money pool receivable - net	(12,100)	15,059
Receipts from storm reserve escrow account	—	3
Payments to storm reserve escrow account	(110)	(102)
Changes in securitization account	(2,912)	(2,746)
Net cash flow used in investing activities	(40,751)	(242,386)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	(10)	106,786
Capital contribution from parent	—	47,750
Dividends paid:
Common stock	(12,200)	—
Preferred stock	(241)	(241)
Other	583	730
Net cash flow provided by (used in) financing activities	(11,868)	155,025

Net decrease in cash and cash equivalents	(47,000)	(82,908)
Cash and cash equivalents at beginning of period	103,068	88,876
Cash and cash equivalents at end of period	$56,068	$5,968

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$5,043	$4,654
Income taxes	$—	$2,500

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents
Cash	$1,026	$28
Temporary cash investments	55,042	103,040
Total cash and cash equivalents	56,068	103,068
Securitization recovery trust account	4,650	1,738
Accounts receivable:
Customer	45,409	43,536
Allowance for doubtful accounts	(3,090)	(3,059)
Associated companies	28,835	16,811
Other	10,688	5,926
Accrued unbilled revenues	14,385	18,254
Total accounts receivable	96,227	81,468
Deferred fuel costs	—	4,818
Fuel inventory - at average cost	43	1,841
Materials and supplies - at average cost	9,588	8,416
Prepaid taxes	6,371	4,379
Prepayments and other	18,610	6,587
TOTAL	191,557	212,315

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	81,547	81,437
Other	4,787	7,160
TOTAL	87,350	89,613

UTILITY PLANT
Electric	1,251,117	1,258,934
Natural gas	243,424	240,408
Construction work in progress	34,337	24,975
TOTAL UTILITY PLANT	1,528,878	1,524,317
Less - accumulated depreciation and amortization	600,391	604,825
UTILITY PLANT - NET	928,487	919,492

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets (includes securitization property of $80,152 as of March 31, 2017 and $82,272 as of December 31, 2016)	267,806	268,106
Other	1,597	963
TOTAL	273,483	273,149

TOTAL ASSETS	$1,480,877	$1,494,569

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT LIABILITIES
Payable due to Entergy Louisiana	$2,104	$2,104
Accounts payable:
Associated companies	40,414	39,260
Other	21,095	35,920
Customer deposits	28,714	28,667
Interest accrued	5,477	5,443
Deferred fuel costs	1,278	—
Other	9,084	11,415
TOTAL CURRENT LIABILITIES	108,166	122,809

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	342,757	334,953
Accumulated deferred investment tax credits	590	622
Regulatory liability for income taxes - net	7,491	9,074
Asset retirement cost liabilities	2,924	2,875
Accumulated provisions	87,858	88,513
Pension and other postretirement liabilities	32,835	36,750
Long-term debt (includes securitization bonds of $84,836 as of March 31, 2017 and $84,776 as of December 31, 2016)	428,607	428,467
Long-term payable due to Entergy Louisiana	18,423	18,423
Gas system rebuild insurance proceeds	—	447
Other	5,963	4,910
TOTAL NON-CURRENT LIABILITIES	927,448	925,034

Commitments and Contingencies

Preferred stock without sinking fund	19,780	19,780

COMMON EQUITY
Common stock, $4 par value, authorized 10,000,000 shares; issued and outstanding 8,435,900 shares in 2017 and 2016	33,744	33,744
Paid-in capital	171,544	171,544
Retained earnings	220,195	221,658
TOTAL	425,483	426,946

TOTAL LIABILITIES AND EQUITY	$1,480,877	$1,494,569

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2015	$33,744	$123,794	$192,494	$350,032

Net income	—	—	11,167	11,167
Capital contribution from parent	—	47,750	—	47,750
Preferred stock dividends	—	—	(241)	(241)

Balance at March 31, 2016	$33,744	$171,544	$203,420	$408,708

Balance at December 31, 2016	$33,744	$171,544	$221,658	$426,946

Net income	—	—	10,978	10,978
Common stock dividends	—	—	(12,200)	(12,200)
Preferred stock dividends	—	—	(241)	(241)

Balance at March 31, 2017	$33,744	$171,544	$220,195	$425,483

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

			Increase/
Description	2017	2016	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$53	$47	$6	13
Commercial	54	44	10	23
Industrial	8	7	1	14
Governmental	18	15	3	20
Total retail	133	113	20	18
Sales for resale:
Associated companies	—	7	(7)	(100)
Non-associated companies	9	—	9	—
Other	—	2	(2)	(100)
Total	$142	$122	$20	16

Billed Electric Energy Sales (GWh):
Residential	456	499	(43)	(9)
Commercial	515	510	5	1
Industrial	98	101	(3)	(3)
Governmental	184	178	6	3
Total retail	1,253	1,288	(35)	(3)
Sales for resale:
Associated companies	—	242	(242)	(100)
Non-associated companies	507	14	493	3,521
Total	1,760	1,544	216	14

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income decreased $3.7 million primarily due to higher depreciation and amortization expense and higher taxes other than income taxes, partially offset by higher net revenue.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the first quarter 2017 to the first quarter 2016:

Amount
(In Millions)
2016 net revenue	$138.2
Volume/weather	10.3
Purchased power capacity	7.6
Retail electric price	3.9
Net wholesale revenue	(18.6)
Other	(1.1)
2017 net revenue	$140.3

The volume/weather variance is primarily due to an increase in usage during the unbilled sales period, partially offset by a decrease of 97 GWh, or 2%, in billed electricity usage, primarily in the residential and commercial sectors.

The purchased power capacity variance is primarily due to decreased expenses due to the termination of the purchased power agreements between Entergy Louisiana and Entergy Texas in August 2016.

The retail electric price variance is primarily due to the implementation of the transmission cost recovery factor rider, as approved by the PUCT and implemented in September 2016. See Note 2 to the financial statements in the Form 10-K for further discussion of the transmission cost recovery factor rider filing.

The net wholesale revenue variance is primarily due to lower capacity revenues resulting from the termination of the purchased power agreements between Entergy Louisiana and Entergy Texas in August 2016.

Other Income Statement Variances

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes resulting from higher assessments, partially offset by higher capitalized taxes, and an increase in local franchise taxes resulting from an increase in gross receipts taxes and city franchise tax.

Other income decreased primarily due to a decrease in the allowance for equity funds used during construction resulting from decreased transmission spending in 2017.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Income Taxes

The effective income tax rate was 43.2% for the first quarter 2017. The difference in the effective income tax rate for the first quarter 2017 versus the federal statutory rate of 35% was primarily due to a write-off of a stock-based compensation deferred tax asset and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate was 37.9% for the first quarter 2016. The difference in the effective income tax rate for the first quarter 2016 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction.

Liquidity and Capital Resources
Cash Flow

Cash flows for the three months ended March 31, 2017 and 2016 were as follows:

	2017	2016
	(In Thousands)
Cash and cash equivalents at beginning of period	$6,181	$2,182

Cash flow provided by (used in):
Operating activities	59,580	75,735
Investing activities	(69,587)	(88,057)
Financing activities	3,914	76,473
Net increase (decrease) in cash and cash equivalents	(6,093)	64,151

Cash and cash equivalents at end of period	$88	$66,333

Operating Activities

Net cash flow provided by operating activities decreased $16.2 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to the timing of recovery of fuel and purchased power costs. The decrease was partially offset by a decrease in interest paid in 2017 and an increase of $2.7 million in income tax refunds in 2017 as compared to the same period in 2016. Entergy Texas received income tax refunds of $3.4 million in 2017 and $0.8 million in 2016 in accordance with an intercompany income tax allocation agreement.

Investing Activities

Net cash flow used in investing activities decreased $18.5 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to a decrease of $28.7 million in transmission construction expenditures primarily due to a lower scope of work performed in 2017 as compared to the same period in 2016 and money pool activity. The decrease was partially offset by cash collateral of $14 million posted in March 2017 to support Entergy Texas’s obligations to MISO and an increase of $6.6 million in distribution construction expenditures primarily due to a higher scope of work performed in 2017 as compared to the same period in 2016.

Decreases in Entergy Texas’s receivable from the money pool are a source of cash flow, and Entergy Texas’s receivable from the money pool decreased by $0.7 million for the three months ended March 31, 2017 compared to increasing by $8.9 million for the three months ended March 31, 2016. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Financing Activities

Net cash flow provided by financing activities decreased $72.6 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to the issuance of $125 million of 2.55% Series first mortgage bonds in March 2016, partially offset by money pool activity. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Increases in Entergy Texas’s payable to the money pool are a source of cash flow, and Entergy Texas’s payable to the money pool increased by $28.9 million for the three months ended March 31, 2017 compared to decreasing by $22.1 million for the three months ended March 31, 2016.

Capital Structure

Entergy Texas’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2017	December 31, 2016
Debt to capital	57.9%	58.5%
Effect of excluding the securitization bonds	(7.9%)	(8.3%)
Debt to capital, excluding securitization bonds (a)	50.0%	50.2%
Effect of subtracting cash	—%	(0.1%)
Net debt to net capital, excluding securitization bonds (a)	50.0%	50.1%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

Net debt consists of debt less cash and cash equivalents.  Debt consists of long-term debt, including the currently maturing portion.  Capital consists of debt and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Texas uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy Texas’s financial condition because the securitization bonds are non-recourse to Entergy Texas, as more fully described in Note 5 to the financial statements in the Form 10-K.  Entergy Texas also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Texas’s financial condition because net debt indicates Entergy Texas’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Texas’s uses and sources of capital. Following are updates to information provided in the Form 10-K.

Entergy Texas’s receivables from or (payables to) the money pool were as follows:

March 31, 2017	December 31, 2016	March 31, 2016	December 31, 2015
(In Thousands)
($28,941)	$681	$8,938	($22,068)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in August 2021.  The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility. As

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

of March 31, 2017, there were no cash borrowings and $4.7 million of letters of credit outstanding under the credit facility.  In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2017, a $27.6 million letter of credit was outstanding under Entergy Texas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Montgomery County Power Station

In October 2016, Entergy Texas filed an application with the PUCT seeking certification that the public convenience and necessity would be served by the construction of the Montgomery County Power Station, a nominal 993 MW combined-cycle generating unit in Montgomery County, Texas on land adjacent to the existing Lewis Creek plant. The current estimated cost of the Montgomery County Power Station is $937 million, including estimated costs of transmission interconnection and network upgrades and other related costs. The independent monitor, who oversaw the request for proposal process, filed testimony and a report affirming that the Montgomery County Power Station was selected through an objective and fair request for proposal that showed no undue preference to any proposal. Discovery has commenced, and a procedural schedule has been established for this proceeding, including an evidentiary hearing in May 2017. In March 2017 an intervenor filed direct testimony generally opposing certification of Montgomery County Power Station and proposed certain conditions if the certification is to be granted. In April 2017, Entergy Texas and the independent monitor filed rebuttal testimony in accordance with the procedural schedule. A PUCT decision regarding the application is expected by October 2017, pursuant to a Texas statute requiring the PUCT to issue a certificate of convenience and necessity within 366 days of the filing. Subject to timely approval by the PUCT and receipt of other permits and approvals, commercial operation is estimated to occur by mid-2021.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following are updates to that discussion.

In September 2016, Entergy Texas filed with the PUCT a request to amend its transmission cost recovery factor (TCRF) rider. The proposed amended TCRF rider is designed to collect approximately $29.5 million annually from Entergy Texas’s retail customers. This amount includes the approximately $10.5 million annually that Entergy Texas is currently authorized to collect through the TCRF rider. In September 2016 the PUCT suspended the effective date of the tariff change to March 2017. In December 2016, Entergy Texas and the PUCT reached a settlement agreeing to the amended TCRF annual revenue requirement of $29.5 million. The PUCT approved the settlement and issued a final order in March 2017. Entergy Texas implemented the amended TCRF rider beginning with bills covering usage on and after March 20, 2017.

Fuel and purchased power cost recovery

As discussed in the Form 10-K, in July 2016, Entergy Texas filed an application to reconcile its fuel and purchased power costs for the period April 1, 2013 through March 31, 2016. In December 2016, Entergy Texas entered into a stipulation and settlement agreement resulting in a $6 million disallowance not associated with any particular issue raised and a refund of the over-recovery balance of $21 million as of November 30, 2016, to most customers beginning April 2017 through June 2017. The fuel reconciliation settlement was approved by the PUCT in March 2017.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Industrial and Commercial Customers

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Industrial and Commercial Customers” in the Form 10-K for a discussion of industrial and commercial customers.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters” in the Form 10-K for further discussion.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of utility regulatory accounting, unbilled revenue, impairment of long-lived assets and trust fund investments, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	2017	2016
	(In Thousands)
OPERATING REVENUES
Electric	$363,927	$378,304

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	58,013	92,404
Purchased power	150,384	130,412
Other operation and maintenance	53,906	53,035
Taxes other than income taxes	19,444	18,310
Depreciation and amortization	28,111	25,619
Other regulatory charges - net	15,227	17,255
TOTAL	325,085	337,035

OPERATING INCOME	38,842	41,269

OTHER INCOME
Allowance for equity funds used during construction	1,281	2,432
Interest and investment income	201	200
Miscellaneous - net	(182)	(416)
TOTAL	1,300	2,216

INTEREST EXPENSE
Interest expense	21,808	21,601
Allowance for borrowed funds used during construction	(761)	(1,581)
TOTAL	21,047	20,020

INCOME BEFORE INCOME TAXES	19,095	23,465

Income taxes	8,241	8,903

NET INCOME	$10,854	$14,562

See Notes to Financial Statements.

(page left blank intentionally)

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)
	2017	2016
	(In Thousands)
OPERATING ACTIVITIES
Net income	$10,854	$14,562
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	28,111	25,619
Deferred income taxes, investment tax credits, and non-current taxes accrued	(25,678)	(26,970)
Changes in assets and liabilities:
Receivables	(683)	2,118
Fuel inventory	4,581	2,860
Accounts payable	(1,150)	(17,346)
Prepaid taxes and taxes accrued	16,110	18,871
Interest accrued	(6,816)	(9,978)
Deferred fuel costs	20,375	54,192
Other working capital accounts	1,422	1,957
Provisions for estimated losses	663	662
Other regulatory assets	23,762	24,310
Pension and other postretirement liabilities	(5,814)	(6,505)
Other assets and liabilities	(6,157)	(8,617)
Net cash flow provided by operating activities	59,580	75,735

INVESTING ACTIVITIES
Construction expenditures	(68,765)	(91,843)
Allowance for equity funds used during construction	1,320	2,460
Increase in other investments	(14,000)	—
Changes in money pool receivable - net	681	(8,938)
Changes in securitization account	11,177	10,264
Net cash flow used in investing activities	(69,587)	(88,057)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	123,786
Retirement of long-term debt	(24,188)	(23,458)
Change in money pool payable - net	28,941	(22,068)
Other	(839)	(1,787)
Net cash flow provided by financing activities	3,914	76,473

Net increase (decrease) in cash and cash equivalents	(6,093)	64,151
Cash and cash equivalents at beginning of period	6,181	2,182
Cash and cash equivalents at end of period	$88	$66,333

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$27,986	$30,969
Income taxes	($3,446)	($756)

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$59	$1,216
Temporary cash investments	29	4,965
Total cash and cash equivalents	88	6,181
Securitization recovery trust account	26,274	37,451
Accounts receivable:
Customer	64,907	71,803
Allowance for doubtful accounts	(794)	(828)
Associated companies	38,832	39,447
Other	15,901	14,756
Accrued unbilled revenues	46,061	39,727
Total accounts receivable	164,907	164,905
Fuel inventory - at average cost	32,596	37,177
Materials and supplies - at average cost	37,456	36,631
Prepayments and other	26,857	18,599
TOTAL	288,178	300,944

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	595	600
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	18,909	18,801
TOTAL	19,880	19,777

UTILITY PLANT
Electric	4,334,548	4,274,069
Construction work in progress	96,598	111,227
TOTAL UTILITY PLANT	4,431,146	4,385,296
Less - accumulated depreciation and amortization	1,528,921	1,526,057
UTILITY PLANT - NET	2,902,225	2,859,239

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	105,339	105,816
Other regulatory assets (includes securitization property of $370,084 as of March 31, 2017 and $384,609 as of December 31, 2016)	716,871	740,156
Other	9,269	7,149
TOTAL	831,479	853,121

TOTAL ASSETS	$4,041,762	$4,033,081

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$76,272	$47,867
Other	81,186	77,342
Customer deposits	43,630	44,419
Taxes accrued	31,461	15,351
Interest accrued	19,161	25,977
Deferred fuel costs	74,918	54,543
Other	6,671	9,388
TOTAL	333,299	274,887

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	999,737	1,027,647
Accumulated deferred investment tax credits	12,696	12,934
Other regulatory liabilities	6,004	8,502
Asset retirement cost liabilities	6,559	6,470
Accumulated provisions	8,247	7,584
Pension and other postretirement liabilities	61,507	67,313
Long-term debt (includes securitization bonds of $405,008 as of March 31, 2017 and $429,043 as of December 31, 2016)	1,484,583	1,508,407
Other	49,282	50,343
TOTAL	2,628,615	2,689,200

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2017 and 2016	49,452	49,452
Paid-in capital	481,994	481,994
Retained earnings	548,402	537,548
TOTAL	1,079,848	1,068,994

TOTAL LIABILITIES AND EQUITY	$4,041,762	$4,033,081

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2015	$49,452	$481,994	$430,010	$961,456

Net income	—	—	14,562	14,562

Balance at March 31, 2016	$49,452	$481,994	$444,572	$976,018

Balance at December 31, 2016	$49,452	$481,994	$537,548	$1,068,994

Net income	—	—	10,854	10,854

Balance at March 31, 2017	$49,452	$481,994	$548,402	$1,079,848

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

			Increase/
Description	2017	2016	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$137	$135	$2	1
Commercial	90	84	6	7
Industrial	100	94	6	6
Governmental	6	6	—	—
Total retail	333	319	14	4
Sales for resale:
Associated companies	13	53	(40)	(75)
Non-associated companies	5	6	(1)	(17)
Other	13	—	13	—
Total	$364	$378	($14)	(4)

Billed Electric Energy Sales (GWh):
Residential	1,213	1,275	(62)	(5)
Commercial	1,006	1,017	(11)	(1)
Industrial	1,790	1,807	(17)	(1)
Governmental	63	70	(7)	(10)
Total retail	4,072	4,169	(97)	(2)
Sales for resale:
Associated companies	338	1,422	(1,084)	(76)
Non-associated companies	77	149	(72)	(48)
Total	4,487	5,740	(1,253)	(22)

SYSTEM ENERGY RESOURCES, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

System Energy’s principal asset currently consists of an ownership interest and a leasehold interest in Grand Gulf.  The capacity and energy from its 90% interest is sold under the Unit Power Sales Agreement to its only four customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.  System Energy’s operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% interest in Grand Gulf pursuant to the Unit Power Sales Agreement.  Payments under the Unit Power Sales Agreement are System Energy’s only source of operating revenues.

Net income decreased $5.6 million primarily due to a higher effective income tax rate in 2017 and provisions against revenue being recorded in 2017 in connection with the complaint against System Energy’s return on equity. See Note 2 to the financial statements herein and “Federal Regulation - Complaint Against System Energy” below for further discussion of the complaint against System Energy.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2017 and 2016 were as follows:

	2017	2016
	(In Thousands)
Cash and cash equivalents at beginning of period	$245,863	$230,661

Cash flow provided by (used in):
Operating activities	65,776	73,156
Investing activities	(65,068)	(159,100)
Financing activities	(6,163)	110,985
Net increase (decrease) in cash and cash equivalents	(5,455)	25,041

Cash and cash equivalents at end of period	$240,408	$255,702

Operating Activities

Net cash flow provided by operating activities decreased $7.4 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to timing of payments to vendors and income tax refunds of $6.6 million in 2016 in accordance with an intercompany income tax allocation agreement. The decrease was partially offset by a decrease in spending of $19.8 million on nuclear refueling outages in 2017 as compared to the same period in 2016.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities decreased $94 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to:

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and

•
a decrease of $21.3 million in nuclear construction expenditures primarily as a result of a higher scope of work performed in 2016 on Grand Gulf outage projects and lower spending in 2017 on compliance with NRC post-Fukushima requirements.

The decrease was partially offset by money pool activity.

Increases in System Energy’s receivable from the money pool are a use of cash flow and System Energy’s receivable from the money pool increased by $80.7 million for the three months ended March 31, 2017 compared to decreasing by $4.7 million for the three months ended March 31, 2016.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

System Energy’s financing activities used $6.2 million of cash for the three months ended March 31, 2017 compared to providing $111 million of cash for the three months ended March 31, 2016 primarily due to a decrease in net borrowings of $67.2 million on the nuclear fuel company variable interest entity’s credit facility in 2017 compared to the same period in 2016 and the payment in February 2017, at maturity, of $50 million of the System Energy nuclear fuel company variable interest entity’s 4.02% Series H notes.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

System Energy’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2017	December 31, 2016
Debt to capital	44.6%	45.5%
Effect of subtracting cash	(11.7%)	(12.0%)
Net debt to net capital	32.9%	33.5%

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings and long-term debt, including the currently maturing portion.  Capital consists of debt and common equity.  Net capital consists of capital less cash and cash equivalents.  System Energy uses the debt to capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating System Energy’s financial condition.  System Energy uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating System Energy’s financial condition because net debt indicates System Energy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of System Energy’s uses and sources of capital. Following are updates to the information provided in the Form 10-K.

System Energy’s receivables from the money pool were as follows:

March 31, 2017	December 31, 2016	March 31, 2016	December 31, 2015
(In Thousands)
$114,553	$33,809	$35,198	$39,926

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in May 2019. As of March 31, 2017, $110.7 million in letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the System Energy nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

Federal Regulation

See the “Rate, Cost-recovery, and Other Regulation - Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K and Note 2 to the financial statements herein and in the Form 10-K for a discussion of federal regulation.

Complaint Against System Energy

In January 2017 the APSC and MPSC filed a complaint with the FERC against System Energy. The complaint seeks a reduction in the return on equity component of the Unit Power Sales Agreement pursuant to which System Energy sells its Grand Gulf capacity and energy to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. Entergy Arkansas also sells some of its Grand Gulf capacity and energy to Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans under separate agreements. The current return on equity under the Unit Power Sales Agreement is 10.94%. The complaint alleges that the return on equity is unjust and unreasonable because current capital market and other considerations indicate that it is excessive. The complaint requests the FERC to institute proceedings to investigate the return on equity and establish a lower return on equity, and also requests that the FERC establish January 23, 2017, as a refund effective date. The complaint includes return on equity analysis that purports to establish that the range of reasonable return on equity for System Energy is between 8.37% and 8.67%. System Energy answered the complaint in February 2017 and disputes that a return on equity of 8.37% to 8.67% is just and reasonable. The City of New Orleans filed comments in February 2017 supporting the complaint. System Energy is recording a provision against revenue for the potential outcome of this proceeding. Action by the FERC is pending.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in System Energy’s accounting for nuclear decommissioning costs, utility regulatory accounting, impairment of long-lived assets and trust fund investments, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	2017	2016
	(In Thousands)
OPERATING REVENUES
Electric	$154,787	$137,693

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	15,334	13,428
Nuclear refueling outage expenses	4,773	4,584
Other operation and maintenance	48,401	32,160
Decommissioning	13,232	12,387
Taxes other than income taxes	6,424	6,252
Depreciation and amortization	35,441	34,707
Other regulatory credits - net	(10,362)	(13,291)
TOTAL	113,243	90,227

OPERATING INCOME	41,544	47,466

OTHER INCOME
Allowance for equity funds used during construction	1,094	2,729
Interest and investment income	4,674	3,274
Miscellaneous - net	(128)	(92)
TOTAL	5,640	5,911

INTEREST EXPENSE
Interest expense	9,119	9,552
Allowance for borrowed funds used during construction	(267)	(696)
TOTAL	8,852	8,856

INCOME BEFORE INCOME TAXES	38,332	44,521

Income taxes	17,985	18,563

NET INCOME	$20,347	$25,958

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)
	2017	2016
	(In Thousands)
OPERATING ACTIVITIES
Net income	$20,347	$25,958
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	61,562	58,717
Deferred income taxes, investment tax credits, and non-current taxes accrued	18,293	49,894
Changes in assets and liabilities:
Receivables	13,953	9,121
Accounts payable	(3,008)	16,257
Prepaid taxes and taxes accrued	(15,032)	(38,617)
Interest accrued	295	837
Other working capital accounts	(1,111)	(30,111)
Other regulatory assets	(1,571)	(8,319)
Pension and other postretirement liabilities	(4,187)	(4,576)
Other assets and liabilities	(23,765)	(6,005)
Net cash flow provided by operating activities	65,776	73,156

INVESTING ACTIVITIES
Construction expenditures	(14,096)	(34,747)
Allowance for equity funds used during construction	1,094	2,729
Nuclear fuel purchases	(21,765)	(122,320)
Proceeds from the sale of nuclear fuel	60,188	—
Proceeds from nuclear decommissioning trust fund sales	75,787	188,506
Investment in nuclear decommissioning trust funds	(85,532)	(197,996)
Changes in money pool receivable - net	(80,744)	4,728
Net cash flow used in investing activities	(65,068)	(159,100)

FINANCING ACTIVITIES
Retirement of long-term debt	(50,001)	(1)
Changes in credit borrowings - net	43,851	111,012
Other	(13)	(26)
Net cash flow provided by (used in) financing activities	(6,163)	110,985

Net increase (decrease) in cash and cash equivalents	(5,455)	25,041
Cash and cash equivalents at beginning of period	245,863	230,661
Cash and cash equivalents at end of period	$240,408	$255,702

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$8,593	$8,593
Income taxes	$—	($6,598)

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
March 31, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$797	$786
Temporary cash investments	239,611	245,077
Total cash and cash equivalents	240,408	245,863
Accounts receivable:
Associated companies	170,154	104,390
Other	4,664	3,637
Total accounts receivable	174,818	108,027
Materials and supplies - at average cost	84,032	82,469
Deferred nuclear refueling outage costs	20,100	24,729
Prepaid taxes	30,914	15,882
Prepayments and other	8,408	4,229
TOTAL	558,680	481,199

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	815,975	780,496
TOTAL	815,975	780,496

UTILITY PLANT
Electric	4,341,221	4,331,668
Property under capital lease	585,084	585,084
Construction work in progress	44,636	43,888
Nuclear fuel	220,030	259,635
TOTAL UTILITY PLANT	5,190,971	5,220,275
Less - accumulated depreciation and amortization	3,094,345	3,063,249
UTILITY PLANT - NET	2,096,626	2,157,026

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	90,931	93,127
Other regulatory assets	414,979	411,212
Other	4,591	4,652
TOTAL	510,501	508,991

TOTAL ASSETS	$3,981,782	$3,927,712

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$3	$50,003
Short-term borrowings	110,744	66,893
Accounts payable:
Associated companies	4,124	5,843
Other	43,094	50,558
Interest accrued	14,344	14,049
Other	2,959	2,957
TOTAL	175,268	190,303

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,127,742	1,112,865
Accumulated deferred investment tax credits	40,714	41,663
Other regulatory liabilities	394,263	370,862
Decommissioning	867,434	854,202
Pension and other postretirement liabilities	113,663	117,850
Long-term debt	501,212	501,129
Other	2,316	15
TOTAL	3,047,344	2,998,586

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2017 and 2016	679,350	679,350
Retained earnings	79,820	59,473
TOTAL	759,170	738,823

TOTAL LIABILITIES AND EQUITY	$3,981,782	$3,927,712

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Common Equity
	Common Stock	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2015	$719,350	$61,729	$781,079

Net income	—	25,958	25,958

Balance at March 31, 2016	$719,350	$87,687	$807,037

Balance at December 31, 2016	$679,350	$59,473	$738,823

Net income	—	20,347	20,347

Balance at March 31, 2017	$679,350	$79,820	$759,170

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See “PART I, Item 1, Litigation” in the Form 10-K for a discussion of legal, administrative, and other regulatory proceedings affecting Entergy.  Also see Note 1 and Note 2 to the financial statements herein and “Item 5, Other Information, Environmental Regulation” below for updates regarding environmental proceedings and regulation.

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in “PART I, Item 1A, Risk Factors” in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (b)

1/01/2017-1/31/2017	—	$—	—	$350,052,918
2/01/2017-2/28/2017	—	$—	—	$350,052,918
3/01/2017-3/31/2017	—	$—	—	$350,052,918
Total	—	$—	—

In accordance with Entergy’s stock-based compensation plans, Entergy periodically grants stock options to key employees, which may be exercised to obtain shares of Entergy’s common stock.  According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market.  Entergy’s management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans.  In addition to this authority, the Board has authorized share repurchase programs to enable opportunistic purchases in response to market conditions. In October 2010 the Board granted authority for a $500 million share repurchase program. The amount of share repurchases under these programs may vary as a result of material changes in business results or capital spending or new investment opportunities.  In addition, in the first quarter 2017, Entergy withheld 1,054 shares of its common stock at $70.58 per share, 122,148 shares of its common stock at $70.61 per share, and 31,243 shares of its common stock at $71.89 per share to pay income taxes due upon vesting of restricted stock granted and payout of performance units as part of its long-term incentive program.

(a)	See Note 12 to the financial statements in the Form 10-K for additional discussion of the stock-based compensation plans.

(b)
Maximum amount of shares that may yet be repurchased relates only to the $500 million plan and does not include an estimate of the amount of shares that may be purchased to fund the exercise of grants under the stock-based compensation plans.

Item 5.  Other Information

Regulation of the Nuclear Power Industry

Following are updates to the Regulation of the Nuclear Power Industry section of Part I, Item 1 of the Form 10-K.

Nuclear Waste Policy Act of 1982

Nuclear Plant Decommissioning

See the discussion in Part I, Item 1 in the Form 10-K for information regarding decommissioning funding for the nuclear plants.  Following are updates to that discussion.

In March 2017 filings with the NRC were made for certain Entergy subsidiaries’ nuclear plants reporting on decommissioning funding.  Those reports showed that decommissioning funding for each of those nuclear plants met the NRC’s financial assurance requirements.

In March 2017, Entergy closed on the sale of the FitzPatrick plant to Exelon, and as part of the transaction, the FitzPatrick decommissioning trust fund, along with the decommissioning obligation for that plant, was transferred to Exelon. The FitzPatrick spent fuel disposal contract was assigned to Exelon as part of the transaction.

Environmental Regulation

Following are updates to the Environmental Regulation section of Part I, Item 1 of the Form 10-K.

Clean Air Act and Subsequent Amendments

Regional Haze

In June 2005 the EPA issued its final Clean Air Visibility Rule (CAVR) regulations that potentially could result in a requirement to install SO2 and NOx pollution control technology as Best Available Retrofit Control Technology (BART) to continue operating certain of Entergy’s fossil generation units.  The rule leaves certain CAVR determinations to the states.

In Arkansas, the Arkansas Department of Environmental Quality (ADEQ) prepared a State Implementation Plan (SIP) for Arkansas facilities to implement its obligations under the CAVR.   In April 2012 the EPA finalized a decision addressing the Arkansas Regional Haze SIP, in which it disapproved a large portion of the Arkansas Regional Haze SIP, including the emission limits for NOx and SO2 at White Bluff.    By Court order, the EPA had to issue a final federal implementation plan (FIP) for Arkansas Regional Haze by no later than August 31, 2016. In April 2015 the EPA published a proposed FIP for Arkansas, taking comment on requiring installation of scrubbers and low NOx burners to continue operating both units at the White Bluff plant and both units at the Independence plant and NOx controls to continue operating the Lake Catherine plant. Entergy filed comments by the deadline in August 2015. Among other comments, including opposition to the EPA’s proposed controls on the Independence units, Entergy proposed to meet more stringent SO2 and NOx limits at both White Bluff and Independence within three years of the effective date of the final FIP and to cease the use of coal at the White Bluff units in 2027 and 2028.

In September 2016 the EPA published the final Arkansas Regional Haze FIP. In most respects, the EPA finalized its original proposal but shortened the time for compliance for installation of the NOx controls. The FIP requires an emission limitation consistent with SO2 scrubbers at both White Bluff and Independence by October 2021 and NOx controls by April 2018. The EPA declined to adopt Entergy’s proposals related to ceasing coal use as an alternative to SO2 scrubbers for White Bluff SO2 BART. For some or all of the FIP, Entergy anticipates that Arkansas will submit a SIP to replace the FIP. In November 2016, Entergy and other interested parties such as the State of Arkansas filed petitions for administrative reconsideration and stay at the EPA as well as petitions for judicial review to the U.S. Court of Appeals for the Eighth Circuit. In February 2016, Entergy, the State of Arkansas, and other parties requested the Court to judicially stay the FIP.  In March 2017 the EPA granted in part the petitions for reconsideration and stated its intent to stay the FIP compliance deadlines by at least 90 days. Subsequently, the Eighth Circuit granted the government’s motion to hold the appeal litigation in abeyance for 90 days.

In Louisiana, Entergy is working with the Louisiana Department of Environmental Quality (LDEQ) and the EPA to revise the Louisiana SIP for regional haze, which was disapproved in part in 2012. A proposed federal implementation plan is likely to be issued by the end of June 2017 with finalization in December 2017. At this time, it is premature to predict what controls, if any, might be required for compliance. Entergy continues to monitor the submission and to file comments in the process as appropriate.

New and Existing Source Performance Standards for Greenhouse Gas Emissions

As a part of a climate plan announced in June 2013, the EPA was directed to (i) reissue proposed carbon pollution standards for new power plants by September 20, 2013, with finalization of the rules to occur in a timely manner; (ii) issue proposed carbon pollution standards, regulations, or guidelines, as appropriate, for modified, reconstructed, and existing power plants no later than June 1, 2014; (iii) finalize those rules by no later than June 1, 2015; and (iv) include in the guidelines addressing existing power plants a requirement that states submit to the EPA the implementation plans required under Section 111(d) of the Clean Air Act and its implementing regulations by no later than June 30, 2016. In January 2014 the EPA issued the proposed New Source Performance Standards rule for new sources. In June 2014 the EPA issued proposed standards for existing power plants.  Entergy has been actively engaged in the rulemaking process, having submitted comments to the EPA in December 2014. The EPA issued the final rules for both new and existing sources in August 2015, and they were published in the Federal Register in October 2015. The existing source rule, also called the Clean Power Plan, requires states to develop compliance plans with the EPA’s emission standards. In February 2016 the U.S. Supreme Court issued a stay halting the effectiveness of the rule until the rule is reviewed by the D.C. Circuit and the U.S. Supreme Court, if review is granted. In March 2017 the current administration issued an executive order entitled “Promoting Energy Independence and Economic Growth” instructing the EPA to review, suspend, revise, or rescind the Clean Power Plan if appropriate. The EPA subsequently asked the D.C. Circuit to hold the challenges to the Clean Power Plan and the greenhouse gas new source performance standards in abeyance and signed a notice of withdrawal of the proposed federal plan, model trading rules and the Clean Energy Incentive Program. EPA Administrator Scott Pruitt also sent a letter to the affected governors explaining that states are not currently required to meet Clean Power Plan deadlines, some of which have passed.

Clean Water Act

The 1972 amendments to the Federal Water Pollution Control Act (known as the Clean Water Act) provide the statutory basis for the National Pollutant Discharge Elimination System (NPDES) permit program and the basic structure for regulating the discharge of pollutants from point sources to waters of the United States.  The Clean Water Act requires virtually all discharges of pollutants to waters of the United States to be permitted.  Section 316(b) of the Clean Water Act regulates cooling water intake structures, section 401 of the Clean Water Act requires a water quality certification from the state in support of certain federal actions and approvals, and section 404 regulates the dredge and fill of waters of the United States, including jurisdictional wetlands.

316(b) Cooling Water Intake Structures

The EPA finalized regulations in July 2004 governing the intake of water at large existing power plants employing cooling water intake structures. The rule sought to reduce perceived impacts on aquatic resources by requiring covered facilities to implement technology or other measures to meet EPA-targeted reductions in water use and corresponding perceived aquatic impacts. Entergy, other industry members and industry groups, environmental groups, and a coalition of northeastern and mid-Atlantic states challenged various aspects of the rule. After litigation, in May 2014 the EPA issued a new final 316(b) rule, followed by publication in the Federal Register in August 2014, with the final rule effective in October 2014. Entergy is developing a compliance plan for each affected facility in accordance with the requirements of the final rule.

Entergy filed a petition for review of the final rule as a co-petitioner with the Utility Water Act Group. The case will be heard in the U.S. Court of Appeals for the Second Circuit. Briefing is complete and Entergy expects oral argument to be scheduled in mid-2017.

Federal Jurisdiction of Waters of the United States

In September 2013 the EPA and the U.S. Army Corps of Engineers announced the intention to propose a rule to clarify federal Clean Water Act jurisdiction over waters of the United States. The announcement was made in conjunction with the EPA’s release of a draft scientific report on the “connectivity” of waters that the agency said would inform the rulemaking. This report was finalized in January 2015. The Final Rule was published in the Federal Register in June 2015. The rule could significantly increase the number and types of waters included in the EPA’s and the U.S. Army Corps of Engineers’ jurisdiction, which in turn could pose additional permitting and pollutant management burdens on Entergy’s operations. Entergy is actively engaged with the EPA and the U.S. Army Corps of Engineers to identify issues that require clarification in expected technical and policy guidance documents. The final rule has been challenged in federal court by several parties, including most states. In August 2015 the District Court for North Dakota issued a preliminary injunction staying the new rule in 13 states. In October 2015 the U.S. Court of Appeals for the Sixth Circuit issued a nationwide stay of the rule. Entergy will continue to monitor this rulemaking and ensure compliance with existing permitting processes. In response to the stay, the EPA and the U.S. Army Corps resumed nationwide use of the agencies’ regulations as they existed prior to August 27, 2015. In February 2017 the current administration issued an executive order instructing the EPA and the U.S. Army Corps of Engineers to review the Waters of the United States rule and to revise or rescind, as appropriate.

Earnings Ratios (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The Registrant Subsidiaries have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended					Three Months Ended
	December 31,					March 31,
	2012	2013	2014	2015	2016	2017
Entergy Arkansas	3.79	3.62	3.08	2.04	3.32	1.92
Entergy Louisiana	2.61	3.30	3.44	3.36	3.57	3.01
Entergy Mississippi	2.79	3.19	3.23	3.59	3.96	3.23
Entergy New Orleans	2.91	1.85	3.55	4.90	4.61	4.09
Entergy Texas	1.76	1.94	2.39	2.22	2.92	1.86
System Energy	5.12	5.66	4.04	4.53	5.39	5.11

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended					Three Months Ended
	December 31,					March 31,
	2012	2013	2014	2015	2016	2017
Entergy Arkansas	3.36	3.25	2.76	1.85	3.09	1.88
Entergy Louisiana	2.47	3.14	3.28	3.24	3.57	3.01
Entergy Mississippi	2.59	2.97	3.00	3.34	3.71	3.14
Entergy New Orleans	2.63	1.70	3.26	4.50	4.30	3.83

The Registrant Subsidiaries accrue interest expense related to unrecognized tax benefits in income tax expense and do not include it in fixed charges.

Item 6.  Exhibits

*12(a) -	Entergy Arkansas’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

*12(b) -	Entergy Louisiana’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

*12(c) -	Entergy Mississippi’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

*12(d) -	Entergy New Orleans’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

*12(e) -	Entergy Texas’s Computation of Ratios of Earnings to Fixed Charges, as defined.

*12(f) -	System Energy’s Computation of Ratios of Earnings to Fixed Charges, as defined.

*31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(m) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*31(n) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*32(a) -	Section 1350 Certification for Entergy Corporation.

*32(b) -	Section 1350 Certification for Entergy Corporation.

*32(c) -	Section 1350 Certification for Entergy Arkansas.

*32(d) -	Section 1350 Certification for Entergy Arkansas.

*32(e) -	Section 1350 Certification for Entergy Louisiana.

*32(f) -	Section 1350 Certification for Entergy Louisiana.

*32(g) -	Section 1350 Certification for Entergy Mississippi.

*32(h) -	Section 1350 Certification for Entergy Mississippi.

*32(i) -	Section 1350 Certification for Entergy New Orleans.

*32(j) -	Section 1350 Certification for Entergy New Orleans.

*32(k) -	Section 1350 Certification for Entergy Texas.

*32(l) -	Section 1350 Certification for Entergy Texas.

*32(m) -	Section 1350 Certification for System Energy.

*32(n) -	Section 1350 Certification for System Energy.

*101 INS -	XBRL Instance Document.

*101 SCH -	XBRL Taxonomy Extension Schema Document.

*101 PRE -	XBRL Taxonomy Presentation Linkbase Document.

*101 LAB -	XBRL Taxonomy Label Linkbase Document.

*101 CAL -	XBRL Taxonomy Calculation Linkbase Document.

*101 DEF -	XBRL Definition Linkbase Document.
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

*	Filed herewith.

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

/s/ Alyson M. Mount
Alyson M. Mount Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

Date:    May 5, 2017